Form 10-Q
period 2015-06-30
Sleepaid Holding Co.
filed 2015-08-24
CIK 1643319

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-1643319

SLEEPAID HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	47-3785730
(State of Incorporation)	(IRS Employer Identification No.)

Rm 10 1/F Wellborne Commercial Centre, 8 Java Road, North Point Hong Kong
(Address of Principal Executive Offices)	(Zip Code)

(852) 28062312

(Registrant’s Telephone Number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filed	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 21, 2015, the Registrant had 10,000,000 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENT

SLEEPAID HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$221,787	$515,053
Trade receivables, net	283,417	302,587
Deposits	--	9,762
Inventory	793,810	700,530
Advance to suppliers	--	42,379
Loans to related parties	861	8,163
Other receivables	44,538	171,937
Total current assets	1,344,413	1,750,411

Fixed assets
Property, plant and equipment ,net	10.668	11,446
Trademarks	1,548	--

Total assets	$1,356,629	$1,761,857

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term bank loans	$--	$254,978
Accounts payable	604,326	644,870
Accrued expense	838	967
Advances from customer	--	20,639
Loans- related parties	339,582	338,887
Loans - shareholders	264,258	402,278
Income tax payable	29,934	14,361
Other payables	11,455	19,590
Other tax payable	--	14,118
Total current liabilities	1,250,393	1,710,688

Total liabilities	1,250,393	1,710,688

Stockholders’ equity:
Preferred stock, $0.001 par value 10,000,000 authorized none issued and outstanding	--	--
Common stock, $0.001 par value, 65,000,000 authorized, 10,000,000 and
10,000 issued and outstanding, respectively	10,000	10
Additional paid-in capital	91,720	1,270
Accumulated other comprehensive (loss) income	812	(11,226)
Retained Earnings	3,703	61,115
Total stockholders’ deficit	106,236	51,169

Total liabilities and stockholders’ equity	$1,356,629	$1,761,857

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SLEEPAID HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenue	$646,883	$565,740	$1,399,550	$1,506,767
Direct costs	492,090	437,004	1,017,464	1,137,779
Gross profit	154,793	128,736	382,086	368,988

Operating expenses:
Selling expense	27,788	27,023	84,861	86,727
General and administrative expense	114,894	104,437	264,617	188,914
Total operating expenses	142,682	131,460	349,478	275,641

Income (loss) from operations	12,111	(2,724)	32,608	93,347

Other income (expense)
Other income	94	--	62,671	13,282
Interest income	16	75	36	212
Other expense	--	(10)	(16)	(10)
Interest expense	(4,862)	(6,199)	(12,363)	(12,801)
Total other income (expense)	(4,752)	(6,134)	50,328	683

Net income(loss) before taxes	7,359	(8,858)	82,936	94,030

Income tax	5,522	20,174	30,844	20,174

Net (loss) income	$1,837	$(29,032)	$52,092	$73,856

Net (loss) income per share: basic and diluted	$0.0002	$(2.9032)	$0.0052	$7.3856

Weighted average number of common shares outstanding: basic and diluted	10,000,000	10,000	10,000,000	10,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SLEEPAID HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$52,092	$73,857
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	1,818	1,594
Changes in operating assets and liabilities:
Accounts receivable	20,736	42,544
Other receivables	128,099	254,588
Inventory	(88,773)	(262,325)
Receivable – related parties	7,326	--
Advances to suppliers	42,521	--
Prepaid	9,795	--
Accounts payable	(44,350)	102,949
Other payables	(8,232)	54,822
Customer deposits	(20,709)	--
Income tax payable	1,278	(2,423)
Payable- related parties	138,179
Accrued liabilities	(129)	451
Net cash provided by operating activities	(36,707)	266,057

Cash flows used in investing activities
Purchase of property, plant and equipment	--	(220)
Proceeds from sales of property, plant & equipment	(975)	--
Purchase of trademark	(1,547)	--
Net cash used in investing activities	(2,522)	(220)

Cash flows from financing activities
Payment of bank loans	(255,835)	(228,295)
Net cash flows provided by (used in) financing activities	(255,835)	(228,295)

Effects of foreign currency translation on cash	1,798	--

Net increase (decrease) in cash	(295,064)	37,542
Cash – beginning of period	515,053	142,314
Cash – end of period	$221,787	$179,856

SUPPLEMENT DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$--	$--
Income taxes paid	$--	$--

NONCASH INVESTING AND FINANCING ACTIVITIES:

The accompanying notes are an integral part of these unaudited consolidate financial statements.

SLEEPAID HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In US Dollars

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

Sleepaid Holding Co., a Nevada Corporation (“Sleepaid” or the “Company”), was incorporated on December 17, 2014. Yugosu Investment Limited (“the Company”) was incorporated in Hong Kong on March 28, 2007 and established a fiscal year end of December 31.

Guangzhou Smartfame Co., Ltd (“Guangzhou Smartfame”), the wholly owned subsidiary of the Company, is incorporated under the laws of the PRC as a limited company on June 25, 2013.

Yuewin Trading Ltd (“Yuewin”), the wholly owned subsidiary of Guangzhou Smartfame, is incorporated under the laws of the PRC as a limited company on March 24, 2008.

The Company and its subsidiaries (hereinafter, collectively referred to as the “Group”) are engaged in operating mattress and bedroom products retail outlets.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Method of accounting

The Company maintains its general ledger and journals with the accrual method accounting for financial reporting purposes. The consolidated financial statements and notes are representations of management. Accounting policies adopted by the Company conform to generally accepted accounting principles in the United States of America and have been consistently applied in the presentation of consolidated financial statements.

(b)	Principles of consolidation

The consolidated financial statements are presented in US Dollars and include the accounts of the Company and its subsidiary. All significant inter-company balances and transactions are eliminated in consolidation.

The following table depicts the identity of the wholly owned subsidiaries:

	Place of	Attributable equity	Registered
Name of subsidiary	Incorporation	interest %	capital

Yugosu Investment Ltd.	HK	100	HKD 10,000
Guangzhou Smartfame Co., Ltd.	PRC	100	RMB 3,000,000
Yuewin Trading Ltd	PRC	100	RMB 500,000

(c)	Use of estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

(d)	Economic and political risks

The Company’s operation is conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

(e)	Property, plant and equipment

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Furniture and fixtures	5 years
Office equipment	3 - 5 years
Motor vehicles	4 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of operation.

(f)	Accounting for the impairment of long-lived assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets subject to amortization, when events and circumstances warrant such a review, pursuant to the guidelines established in ASC No. 360. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

During the reporting years, there was no impairment loss.

(g)	Cash and concentration of risk

The Group considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Group maintains bank accounts in Hong Kong .and maintain bank accounts in the PRC.

(h)	Income taxes

The Company accounts for income tax using an asset and liability approach and allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain.

(i)	Foreign currency translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of the Company is the Hong Kong Dollar (HK$) and Renminbi (RMB). The consolidated financial statements are translated into United States dollars from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

The exchange rates used to translate amounts in HK$ and RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	2015	2014
Six months and Year end HKD: USD exchange rate	7.7538	7.7577
Average quarterly and yearly HKD : USD exchange rate	7.7525	7.7547

	2015	2014
Six months and Year end RMB: USD exchange rate	6.1254	6.1460
Average quarterly and yearly RMB: USD exchange rate	6.1088	6.1457

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation. In addition, the current foreign exchange control policies applicable in PRC also restrict the transfer of assets or dividends outside the PRC.

(j)	Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other consolidated financial statements. The Company’s current component of comprehensive income is the net income and foreign currency translation adjustment.

The FASB has issued Accounting Standards Update (ASU) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This disclosure will provide users with information about the ongoing trends in a reporting organization’s results from continuing operations. The amendments in this ASU enhance convergence between U.S. GAAP and International Financial Reporting Standards (IFRS). Part of the new definition of discontinued operation is based on elements of the definition of discontinued operations in IFRS 5, Non-Current Assets Held for Sale and Discontinued Operations. The Company does not expect the adoption of 2014-08 to have a material effect on its operating results or financial position. Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

The FASB has issued Accounting Standards Update (“ASU”) No. 2015-01 about Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The objective is to reduce the cost and complexity of income statement presentation by eliminating the concept of extraordinary items while maintaining or improving the usefulness of the information provided to the users of financial statements. The extraordinary items must meet two criteria’s: unusual nature and infrequency of occurrence. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either. This amendment will be effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The Board decided to permit early adoption provided that the guidance is applied from the beginning of the fiscal year of adoption.

The FASB has issued ASU No. 2015-03 about Simplifying the Presentation of Debt Issuance Costs. The objective is to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption of the amendments in this Update is permitted for financial statements that have not been previously issued.

The FASB has issued ASU No. 2015-06 about Topic 260, Earnings Per Share, which contains guidance that addresses master limited partnerships that originated from Emerging Issues Task Force (EITF) Issue No. 07-4. This amendment in this Update specify that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners (which is typically the earnings per unit measure presented in the financial statements) would not change as a result of the dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method also are required. The amendments in this Update are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted.

The FASB has issued ASU No. 2015-07 about Topic 820, Fair Value Measurement, which permits a reporting entity, as a practical expedient, to measure the fair value of certain investments using the net asset value per share of the investment. The amendments in this Update remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The amendments in this Update apply to reporting entities that elect to measure the fair value of an investment within the related scope by using the net asset value per share (or its equivalent) practical expedient.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

(l)	Accounts receivable

Accounts receivable is recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An allowance for doubtful accounts is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. Bad debts are written off as incurred. During the reporting years, there were no bad debts.

Outstanding accounts balances are reviewed individually for collectability. The Company does not charge any interest income on trade receivables. Accounts balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. To date, the Company has not charged off any balances as it has yet to exhaust all means of collection.

(m)	Inventories

Inventories primarily consist of merchandise inventories and are stated at lower of cost or market and net realizable value. Cost of inventories is calculated on the weighted average basis which approximates cost.

Management regularly reviews inventories and records valuation reserves for damaged and defective returns, inventories with slow-moving or obsolescence exposure and inventories with carrying value that exceeds market value. Because of its product mix, the Company has not historically experienced significant occurrences of obsolescence.

Inventory shrinkage is accrued as a percentage of revenues based on historical inventory shrinkage trends. The Company performs physical inventory count of its stores once per quarter and cycle counts inventories at its distribution centers once per quarter throughout the year. The reserve for inventory shrinkage represents an estimate for inventory shrinkage for each store since the last physical inventory date through the reporting date.

These reserves are estimates, which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions, consumer demand and competitive environments differ from expectations.

(n)	Revenue recognition

The Company earns revenue by selling merchandise through self-managed retail stores inside shopping malls, franchise stores and wholesale agent.

Revenue from self-managed retail stores inside shopping malls is recognized when merchandise is purchased by and delivered to the customer, confirmed, fixed and reconciled with the shopping malls and collectability is reasonably assured.

Revenue from franchised stores is recognized after goods delivered and cash collected (normally cash on delivery) from the franchise retail stores.

Revenue from wholesale agent is recognized after goods delivered, amount fixed or determined and collectability is reasonably assured.

All revenues are shown net of estimated returns during the relevant period represented by estimated allowance for sales returns based upon historical experience.

The Company records sales tax collected from its customers on a net basis, and therefore excludes it from revenue as defined in ASC 605, Revenue Recognition.

(o)	Costs of sales

Cost of sales includes the cost of merchandise, collecting and handling charges based on store sales deducted by landlord, related cost of packaging and shipping cost and the distribution center costs.

(p)	Operating lease rental

The Company did not have a lease that met the criteria of a capital lease. Leases that do not qualify as a capital lease are classified as an operating lease. Operating lease rental payments included in general and administrative expenses for the quarter ended June 30, 2015 and year ended December 31, 2014 were $16,400 and $32,802, respectively.

(q)	Selling expenses

Selling expenses include store-related expense, other than store occupancy costs, as well as advertising, depreciation and amortization, and certain expenses associated with operating the Company’s corporate headquarters.

(r)	Advertising costs

Advertising costs are expensed as incurred. Advertising expense, net of reimbursement from suppliers, amounted to $0 and $4,840 for the six months and fiscal year

Ended June 30, 2015 and 2014, respectively. Advertising expense is included in selling expense in the accompanying consolidated statements of income.

(s)	Concentration of Credit Risk

The Company maintains cash in bank deposit accounts in Hong Kong and PRC. The Company performs ongoing evaluations of this institution to limit its concentration risk exposure.

The Company operates retail stores located in the PRC. Because of this, the Company is subject to regional risks, such as the economy, regional financial conditions and unemployment, weather conditions, power outages, and other natural disasters specific to the region in which the Company operates.

(t)	Retirement Benefit Plans

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Company accounts the mandated defined contribution plan under the vested benefit obligations approach based on the guidance of ASC 715, Compensation—Retirement Benefits.

The total amounts for such employee benefits which were expensed were $19,855 and $33,093 for the years ended June 30, 2015 and 2014, respectively.

(u)	Segment

In accordance with ASC 280-10, Segment Reporting (“ASC 280-10”), the Company’s chief operating decision makers rely upon consolidated results of operations when making decisions about allocating resources and assessing performance of the Company. As a result of the assessment made by the chief operating decision makers, the Company has only one single operating and geographic segment. The Company does not distinguish between markets or segments for the purpose of internal reporting.

NOTE 3. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially expose the company to concentrations of credit risk, consists of cash and accounts receivable as of June 30, 2015 and December 31, 2014. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure sound collections and minimize credit losses exposure.

As of June 30, 2015 and December 31, 2014, all the Company’s bank deposits were conducted with banks in the PRC where there is currently no rule or regulation mandated on obligatory insurance of bank accounts.

For the years ended June 30, 2015 and December 31, 2014, all of the Company’s sales were generated from the PRC.

The maximum amount of loss exposure due to credit risk that the Company would bear if the counter parties of the financial instruments failed to perform represents the carrying amount of each financial asset on the balance sheet.

Normally, the Company does not require collateral from customers or debtors.

Accounts Receivable:

Customer	Accounts Receivable at June 30, 2015		Accounts Receivable at December 31, 2014
A	$26,785	23%	$63,026	29%
B	22,737	20%	48,832	22%
C	20,159	17%	17,899	8%
D	16,285	14%	15,808	7%
	$85,966	74%	$145,565	66%

Accounts Payable:

Supplier	Accounts Payable at June 30, 2015		Accounts Payable at December 31, 2014
A	$244,124	44%	$306,418	51%
B	151,759	27%	129,859	22%
C	51,139	9%	66,694	11%
D	40,477	7%	40,752	7%
E	28,034	5%	40,468	7%
	$515,533	92%	$584,191	98%

NOTE 4. PROPERTY, PLANT AND EQUIPMENT, NET

Details of property, plant and equipment are as follows:

	June 30, 2015	December 31, 2014
At cost
Furniture and fixtures	$8,783	8,730
Office equipment	21,171	20,077
Motor vehicles	25,832	25,675
	55,786	54,482
Less: accumulated depreciation	(45,118)	(43,036)
	$10,668	11,446

Depreciation expense included in the selling expenses for the quarter ended June 30, 2015 and year ended December 31, 2014 was $664 and $1,024.

Depreciation expense included in the general and administrative expenses for the quarter and year ended June 30, 2015 and December 31, 2014 was $1,224 and $1,888.

NOTE 5. ACCOUNTS PAYABLES

Accounts receivables were comprised of the following:

	June 30, 2015	December 31, 2014

Trade payables	$604,326	644,870

NOTE 6. OTHER RECEIVABLES

Other receivables were comprised of the following:

	June 30, 2015	December 31, 2014

Loan advances to unrelated parties	$34,947	5,512
Disbursement and advances to employees	5,273	162,707
Deposits paid	4,318	3,718

	$44,538	171,937

Loan advances to unrelated parties were unsecured, interest-free and repayable on demand.

NOTE 7. SHORT-TERM BANK LOANS

Short-term bank loans have been fully repaid in 2014, consist of the following:

	June 30, 2015	December 31, 2014

Loans from ICBC, interest rates at 6% per annum, due May 7, 2014	$-	$-
Loans from ICBC, interest rates at 6% per annum, due February 24, 2014	-	237,694
Monthly installment loans from Standard Chartered Bank, interest rates at 1.71% per month , fully settled on March 31, 2015	-	17,284
	-	-
	$-	$254,978

Interest expense for the quarter and year ended June 30, 2015 and December 31, 2014 were $2,197 and $24,068 respectively. The bank loan has been paid in full at end of March 2015.

NOTE 8. OTHER PAYABLES

Other payables were comprised of the following:

	June 30, 2015	December 31, 2014

Loan advances from unrelated parties	$10,337	25
Sundries	1,118	3,294
Deposit received	-	16,271
	$11,455	19,590

NOTE 9. LONG-TERM BANK LOANS

Long-term bank loans have been fully repaid in 2014, consist of the following:

	June 30, 2015	December 31, 2014

Monthly installment loans from Standard Chartered Bank, interest rates at 1.71% per month, fully settled on March 31, 2015	$-	$17,284
Current maturities of long-term debt	-	(17,284)
	$-	$-

Interest expense for the quarter and year ended June 30, 2015 and December 31, 2014 were $1,354 and $6,051 respectively. The bank loan has been paid in full at end of March 2015.

NOTE 10. INCOME TAXES

The Company is subject to the Hong Kong profits tax rate of 16.5%. No provision for income taxes in the Hong Kong or elsewhere has been made as the Company had no taxable income for the quarter and year ended June 30, 2015 and December 31, 2014.

A reconciliation between the income tax computed at the H.K. statutory rate for income tax and taxable income was as follows:

	June 30, 2015	December 31, 2014

Profit (Loss) before income tax	$(15,356)	$(3,481)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable income	$(15,356)	$(3,481)
Hong Kong Income Tax rate	16.5%	16.5%
Current tax credit	$2,534	$574
Less: Valuation allowance	(2,534)	(574)
Income tax expenses	$-	$-

Guangzhou Smartfame and Yuewin were incorporated in the PRC and are subjected to income taxes under the current laws of the PRC. The EIT rate of PRC was 25% for the quarter and year ended June 30, 2015 and December 31, 2014.

Profit (loss) before income tax of $98,292 and $186,532 for the quarter and year ended June 30, 2015 and December 31, 2014, respectively, were attributed to operations in China. The income tax expenses consisted of the following:

	June 30, 2015	December 31, 2014

Profit before income tax	$98,292	$186,532
Temporary Difference	25,084	(27,192)
Permanent Difference	-	-
Taxable income	$123,376	$159,340
China Enterprise Income Tax rate	25%	25%
Current tax expenses	$30,844	$39,835
Less: Valuation allowance	-	-
Income tax expenses	$30,844	$39,835

No deferred tax has been provided as there are no material temporary differences arising during the quarter and year ended June 30, 2015 and December 31, 2014.

NOTE 11. COMMITMENTS AND CONTINGENCIES

The Company has operating lease agreements for office premises, which expiring through December 31, 2016. Future minimum rental payments under agreements classified as operating leases with non-cancellable terms for the next one year and thereafter as follows:

December 31,
2015	$34,168
2016 and thereafter	36,082

$70,250

Rental expense paid for the quarter and year ended June 30, 2015 and December 31, 2014 were $16,400 and $32,802 respectively.

NOTE 12. SEGMENT INFORMATION

FASB Accounting Standard Codification Topic 280 (ASC 280) “Segment Reporting” establishes standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

In 2015, the Company is regarded as a single operating segment, being engaged in the operating of mattress and bedroom products retail outlets. This principal activity and geographical market are substantially based in Hong Kong and the Mainland China, accordingly, no operating or geographical segment information are presented.

NOTE 13. NET INCOME (LOSS) PER SHARE

A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share (“EPS”) is provided as follows:

	June 30, 2015	December 31, 2014
Numerator
Net Income	$52,092	$143,218

Denominator
Weighted average shares – Basic EPS	10,000,000	10,000
Weighted average shares – Diluted EPS	10,000,000	10,000

Net income (loss) per share – Basic and Diluted
EPS - basic and diluted	$0.0052	$14.32

NOTE 14. RELATED PARTY TRANSACTIONS

Related party transactions comprised of loans from related parties and from shareholder by shareholder current account. As of June 30, 2015 and December 31, 2014, the loans from related parties were $339,582 and $338,887; the loans from shareholder were $264,258 and $402,278. Both of them did not have collateral, bear no interest and repayable on demand. Detailed loans from related parties are listed as below:

	June 30, 2015	December 31, 2014

Cheung Yee Man(a)	$32,607	$32,541
Cheung Hang, Dennis(b)	53,803	53,693
Yugosu International Limited(c)	253,172	252,653
Total loans from related parties	$339,582	$338,887

(a) & (b) Close family member of shareholder Cheung Kuen, Harry.

(c) With common shareholder Cheung Kuen, Harry.

NOTE 15. SUBSEQUENT EVENTS

The Company has evaluated all other subsequent events through August 21, 2015, the date these financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERTIONS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company’s actual results could differ materially from those set forth on the forward looking statements as a result of the risks set forth in our filings with the Securities and Exchange Commission, general economic conditions, and changes in the assumptions used in making such forward looking statements.

Unless indicated otherwise, or the context otherwise requires, references in this report to “Sleepaid Holdings,” the “Company,” “we,” “us” and “our” or similar terms are to Sleepaid Holdings, Inc.

Overview

Our principle line of business is still developing, producing and selling our mattress, pillow, and bedding products. In the six months ended June 30, 2015, the retail industry in China had a significant change. The e-commerce market keeps growing, that caused the traditional retail stores’ sale volume decreased.

According to the current market situation, our company changed the sales strategy, started to develop our O2O marketing channel, so that we can still keep our sales volume under current situation. In the six months ended June 30, 2015, our revenue is $1,399,550, which generated by our self-managed store was $1,315,577, the revenue generated by the franchised stores totaled $83,973. Our revenues by brand for the six months ended June 30, 2015 were as follows: Revenue of Sleep Aid was $307,900, BEMCO was $573,817 and Whinny was $517,833.

This year, we have implanted an innovative program for category management, retail store decoration, products display, information processing, promotion of our brands, etc. We will ensure our new retail system—leaded by target customers’ interests, and merchandises management—can be applied correctly and quickly. This new retail system would help our stores to improve their sales volume, revenue, and competitive edge.

Supply chain management system: we will enhance our supply chain with quick response, at the same time; we increase our inventory turnover ratio. This fast reacting supply chain management system will decrease supply shortage of our best selling products.

Revenue

In the six months ended June 30, 2015, our revenue was $1,399,549, compared to the same period in 2014 decreased 7.11% from $1,506,767. In the three months ended June 30, 2015, revenue was $646,883, compared to the same period in 2014 increased 14.34% from $565,740. The retail market did reflected the slowdown in China in 2015,

Direct Cost

In the six months ended June 30, 2015, the cost was US$1,017,464, compared to the same period in 2014 decreased 11% from $1,137,779. In the three months ended June 30, 2015, the cost was $492,090 compared to the same period in 2014 increased 12.60% from $437,004. In order to fend off the slow market, more promotion and discount to attract the customers.

Selling expense

In six months ended June 30, 2015 and 2014, the selling expense was $84,861 and $86,727 respectively, in the three months ended June 30, 2015 and 2014, the selling expense was $27,788 and $27,023. The management has kept good control in expense.

General and administrative expense

General and administrative expense was $264,616, compared to the same period in 2014 increased 40%. from $188,914, in the three months ended June 30, 2015 the expense was $114,894 compared to the same period in 2014 increase 10% from $104,437, the increase can be attributed to newly hire management staffs and office administration.

Income Tax

During the six months ended June 30 in 2015 and 2014, the company incurred no tax and its subsidiary paid tax $30,844 and $20,174 respectively as a foreign corporation.

Net Income

The Company recorded a net income of $52,092 for the six months ended in June 30, 2015 compared to the net income of $73,856 for the same period in 2014; the net income decreased 29.5%. The cause of going down was due to the 20% up in operating expenses and slow market growth.

Liquidity and Capital Resources

The Company’s liquidity and capital is dependent on the company continuing to increase its revenues and the capital it can raise to continue the Company’s development and expansion of its product lines. The Company estimates that its current and available capital resources are sufficient to fund its planned operations through the second quarter of 2016.

The operation had been financed by the current shareholders and short-term bank borrowings, Apart from the injection of capital, the current shareholders have also made loans to the Company. The loans are unsecured, non-interest bearing and repayable at demand. Going forward, the current shareholders will continue to finance the company’s operations and we also plan to secure additional financing with sales of equity through private placements and short-term borrowings from banks. The Company may raise outside capital through loans and equity sales.

Working Capital: at December 31, 2014, the company has working capital of $39,723 with current assets of $1,750,411 and current liabilities of $1,710,688. The current assets consisted of cash of $515,053, inventory of $700,530, trade receivables of $302,587, deposit of $9,672, other receivables of $171,937, advances to suppliers of $42,379 and loans to related parties of $8,163. The current liabilities of the Company at December 31, 2014 are composed primarily of loans from related parties of $764,258, accounts payable of $338,887, short term bank loans of $254,978, advances from customers of $20,639 and income tax payable of $14,361.

At June 30, 2015, the Company had working capital of $94,020 with current assets of $1,344,413 and current liabilities of $1,250,393. The current assets consisted of cash of $221,787, inventory of $338,887, loans from shareholder $402,278, trade receivables of $283,417, other receivables of $44,538 and loans to related parties of $862. The current liabilities of the Company at June 30, 2015 are composed primarily of loans from related parties of $339,582, loans from shareholders $264,258, accounts payable of $604,326, other payables of $838 and income tax payable of $29,934.

Our business generates revenue in the currency of the PRC, Renminbi (“RMB”). RMB is still not a freely exchangeable currency. Since 1998, the State Administration of Foreign Exchange of China has promulgated a series of circulars and rules in order to enhance verification of foreign exchange payments under a Chinese entity’s current account items, and has imposed strict requirements on borrowing and repayments of foreign exchange debts from and to foreign creditors under the capital account items and on the creation of foreign security in favor of foreign creditors.

This may complicate foreign exchange payments to foreign creditors under the current account items and thus may affect the ability to borrow under international commercial loans, the creation of foreign security, and the borrowing of RMB under guarantees in foreign currencies. Moreover, the value of RMB may become subject to supply and demand, which could be largely impacted by international economic and political environments. Any fluctuations in the exchange rate of RMB could have an adverse effect on the operational and financial condition of the Company and its subsidiaries in China.

In an effort to eliminate concerns over the ability to transfer cash between entities, cross border and to U.S. investor, Guangzhou Smartfame Co., Ltd. (“Guangzhou Smartfame”), our subsidiary and parent company to Yuewin Trading. (“Yuewin”), is incorporated in China as a wholly-owned foreign enterprise (“WOFE”). Because of such WOFE status, and profit (after tax) distribution received by Guangzhou Smartfame from Yuewin can be freely transferred back to YIL in Hong Kong Dollars, which is not subject and restriction on its conversion into any foreign currency.

Operating Activities: Net cash provided by operating activities during the June 30, 2015, was ($36,707) compared to cash used of $266,057 for the same period in 2014. This represents a positive increase of $302,764.

In June 30, 2015, the (36,706) cash generated was primarily contributed by $52,092 net income, $42,521 advances to suppliers, $128,099 other receivable,($44,350) accounts payable, ($8,232) other payables, ($138,179) payable to related parties while used $20,736 in trade receivable,($88,773) in inventories.

In 2014 the $266,057 cash provided was primarily derived from $42,544 trade receivable, ($262,325) inventories, $254,588 other receivables, $113,835 other payables which partially offset by cash generated from $73,857 net income, $0 advances to suppliers, $102,949 from accounts payable and $54,822 other payables.

Investing Activities: Net cash used in investing activities was $2,522 for the June 30, 2015 and $220 for the same period in 2014. Net cash used in investing activities was increased by $2,302 for the six month period ended June 30, 2015.

Financing Activities: Net cash provided by financing was ($255,835) for the June 30, 2015 compared to net cash provided of ($228,295) for the same period in 2014. This was primarily comprised of the repayment of principal of those bank loans in 2015 and 2014.

As of June 30, 2015, the Company had total assets of $1,356,629 and total liabilities of $1,250,393. Stockholder’s equity as of June 30, 2015 was $106,236 compared to an equity of $51,169 at December 31, 2014.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at June 30, 2015.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

ITEM 3: QUANTITATIVE AND QUALITAIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of June 30, 2015 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2015. Such conclusion reflects the identification of material weakness as follows: (1) lack of accounting proficiency of our chief executive officer who is our sole officer and our principal accounting officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (3) lack of control procedures that include multiple levels of review. Until we are able to remedy these material weaknesses, we have engaged third party consultants and accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None

ITEM 1A: RISK FACTORS

There have been no material changes to Sleepaid Holdings’ risk factors as previously disclosed in our most recent Form 10 filing on May 27, 2015.

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY INFORMATION

None

ITEM 5: OTHER INFORMATION

None

ITEM 6: EXHIBITS

Exhibit No.	Description

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

___________

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SLEEPAID HOLDINGS, INC.

Dated: August 21, 2015	By:	/s/ Tao Wang
Tao Wang
Chief Executive Officer

