Form 10-Q
period 2015-09-30
Sleepaid Holding Co.
filed 2015-11-20
CIK 1643319

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(Registrant's Telephone Number)

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

As of November 20, 2015, the Registrant had 10,000,000 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENT

SLEEPAID HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$181,604	$515,053
Trade receivables, net	147,019	302,587
Deposits	16,271	9,762
Inventory	807,266	700,530
Advance to suppliers	-	42,379
Loans to related parties	861	8,163
Other receivables	32,468	171,937
Total current assets	1,185,489	1,750,411

Fixed assets
Property, plant and equipment ,net	9,708	11,446
Trademarks	1,547	-

Total assets	$1,196,744	$1,761,857

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short term bank loans	$-	$254,978
Accounts payable	451,789	644,870
Accrued expense	838	967
Advances from customer	-	20,639
Loans- related parties	338,887	338,887
Loans - shareholders	217,747	402,278
Income tax payable	27,664	14,361
Other payables	49,336	19,590
Other tax payable	-	14,118
Total current liabilities	1,086,261	1,710,688

Total liabilities	1,086,261	1,710,688

Stockholders' equity:
Preferred stock, $0.001 par value 10,000,000 authorized none issued and outstanding
Common stock, $0.001 par value, 65,000,000 authorized, 10,000,000 and
10,000 issued and outstanding, respectively	10,000	1,280
Additional paid-in capital	91,720	-
Accumulated other comprehensive (loss) income	(2,159)	(11,226)
Retained Earnings	10,922	61,115
Total stockholders' equity	110,483	51,169

Total liabilities and stockholders' equity	$1,196,744	$1,761,857

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SLEEPAID HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenue	$599,912	$569,734	$1,990,331	$2,076,501
Direct costs	435,790	410,680	1,445,376	1,548,459
Gross profit	164,122	159,054	544,955	528,041

Operating expenses:
Selling expense	25,175	40,179	109,764	126,907
General and administrative expense	125,952	118,312	389,622	307,226
Total operating expenses	151,127	158,491	499,386	434,132

Income (loss) from operations	11,661	563	45,569	93,909

Other income (expense)	-	(281)	(4,647)	-
Other income	-	224	62,457	13,505
Interest income	20	57	55	269
Other expense	(4,632)	-	-	(290)
Interest expense	(473)	(5,312)	(12,788)	(18,113)
Total other income (expense)	(5,085)	(5,312)	45,077	(4,629)

Net income(loss) before taxes	6,576	(4,749)	90,646	89,280

Income tax	(593)	(1,138)	(31,335)	(21,311)

Net (loss) income	$5,983	$(5,887)	$59,311	$67,969

Net (loss) income per share: basic and diluted	$-	$(9.24)	$0.01	$53.10

Weighted average number of common shares outstanding: basic and diluted	10,000,00	1,280	10,000,00	1,280

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SLEEPAID HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income	$59,311	$67,969
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	2,710	2,278
Changes in operating assets and liabilities:
Accounts receivable	155,597	43,061
Other receivables	139,476	256,705
Inventory	(106,741)	(363,907)
Receivable – related parties	7,302	-
Advances to suppliers	42.381	89,841
Prepaid	(6,509)	7,038
Accounts payable	(193,090)	112,217
Other payables	29,748	147,781
Customer deposits	(20,604)	(19,205)
Income tax payable	(816)	(8,208)
Payable- related parties	(184,592)	(107,645)
Accrued liabilities	(129)	4,967
Receivables from shareholders	-	(861)
Net cash provided by (used in) operating activities	(75,992)	232,031

Cash flows used in investing activities
Purchase of property, plant and equipment	-	(5,913)
Proceeds from sales of property, plant & equipment	(972)	-
Purchase of trademark	(1,547)	-
Net cash used in investing activities	(2,519)	(5,913)

Cash flows from financing activities
Payment of bank loans	(254,990)	(233,813)
Net cash flows provided by (used in) financing activities	(254,990)	(233,813)

Effects of foreign currency translation on cash	52	(884)
Net increase (decrease) in cash	(333,501)	(7,695)

Cash – beginning of period	515,053	143,010
Cash – end of period	$181,604	$134,430

SUPPLEMENT DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$5,175	$17,232
Income taxes paid	$116,340	$58,179

NONCASH INVESTING AND FINANCING ACTIVITIES:

The accompanying notes are an integral part of these unaudited consolidate financial statements.

SLEEPAID HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In US Dollars

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

Sleepaid Holding Co., a Nevada Corporation ("Sleepaid" or the "Company"), was incorporated on December 17, 2014. Yugosu Investment Limited ("the Company") was incorporated in Hong Kong on March 28, 2007 and established a fiscal year end of December 31.

Guangzhou Smartfame Co., Ltd ("Guangzhou Smartfame"), the wholly owned subsidiary of the Company, is incorporated under the laws of the PRC as a limited company on June 25, 2013.

Yuewin Trading Ltd ("Yuewin"), the wholly owned subsidiary of Guangzhou Smartfame, is incorporated under the laws of the PRC as a limited company on March 24, 2008.

The Company and its subsidiaries (hereinafter, collectively referred to as the "Group") are engaged in operating mattress and bedroom products retail outlets.

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

The Company's operation is conducted in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

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

The Group considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Group maintains bank accounts in Hong Kong and maintain bank accounts in the PRC.

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

The exchange rates used to translate amounts in HK$ and RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	2015	2014

Nine months and Year end HKD: USD exchange rate	7.7577	7.7653
Average quarterly and yearly HKD : USD exchange rate	7.7547	7.7542

	2015	2014

Nine months and Year end RMB: USD exchange rate	6.1460	6.1541
Average quarterly and yearly RMB: USD exchange rate	6.1457	6.1481

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

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other consolidated financial statements. The Company's current component of comprehensive income is the net income and foreign currency translation adjustment.

The FASB has issued Accounting Standards Update (ASU) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization's operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This disclosure will provide users with information about the ongoing trends in a reporting organization's results from continuing operations. The amendments in this ASU enhance convergence between U.S. GAAP and International Financial Reporting Standards (IFRS). Part of the new definition of discontinued operation is based on elements of the definition of discontinued operations in IFRS 5, Non-Current Assets Held for Sale and Discontinued Operations. The Company does not expect the adoption of 2014-08 to have a material effect on its operating results or financial position. Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company's financial statements upon adoption.

The FASB has issued Accounting Standards Update ("ASU") No. 2015-01 about Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The objective is to reduce the cost and complexity of income statement presentation by eliminating the concept of extraordinary items while maintaining or improving the usefulness of the information provided to the users of financial statements. The extraordinary items must meet two criteria's: unusual nature and infrequency of occurrence. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either. This amendment will be effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The Board decided to permit early adoption provided that the guidance is applied from the beginning of the fiscal year of adoption.

The FASB has issued ASU No. 2015-03 about Simplifying the Presentation of Debt Issuance Costs. The objective is to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in his Update is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption of the amendments in this Update is permitted for financial statements that have not been previously issued.

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

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company's consolidated financial statements upon adoption.

(l)	Accounts receivable

The Company is operating retail outlet stores in a cash or credit environment which rent space from various shopping malls controlling by the shopping mall owners. All customers pay for their purchases at the cashier counters operating by the owners. Upon confirmation of the transaction by the shopping mall, the shopping mall deducts the sales tax due to the government, the sales portion due to the shopping mall and remits the balance to the Company. It typically takes the shopping mall approximately 30 to 45 days to confirm the transaction, and settles net proceeds within the next 45 days. The Company's accounts receivable are the receivables due from the shopping malls for the sale of the products for which the shopping mall owner collected the payments from the customers and are holding to remit to the Company.

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

The Company did not have a lease that met the criteria of a capital lease. Leases that do not qualify as a capital lease are classified as an operating lease. Operating lease rental payments included in general and administrative expenses for the quarter ended September 30, 2015 and year ended December 31, 2014 were $25,625 and $32,802, respectively.

(q)	Selling expenses

Selling expenses include store-related expense, other than store occupancy costs, as well as advertising, depreciation and amortization, and certain expenses associated with operating the Company's corporate headquarters.

(r)	Advertising costs

Advertising costs are expensed as incurred. Advertising expense, net of reimbursement from suppliers, amounted to $0 and $4,840 for the nine months ended September 30, 2015 and year ended 2014, respectively. Advertising expense is included in selling expense in the accompanying consolidated statements of income.

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

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to make contributions to the government for these benefits based on certain percentages of the employees' salaries. The Company accounts the mandated defined contribution plan under the vested benefit obligations approach based on the guidance of ASC 715, Compensation—Retirement Benefits.

The total amounts for such employee benefits which were expensed were $29,769 and $33,093 for the years ended September 30, 2015 and 2014, respectively.

(u)	Segment

In accordance with ASC 280-10, Segment Reporting ("ASC 280-10"), the Company's chief operating decision makers rely upon consolidated results of operations when making decisions about allocating resources and assessing performance of the Company. As a result of the assessment made by the chief operating decision makers, the Company has only one single operating and geographic segment. The Company does not distinguish between markets or segments for the purpose of internal reporting.

(v)	Product Warranty

The company is the legal obligor for the warranties of the products sold to customers but believed that the likelihood that we would not recover all warranty costs from the manufacturer to be remote based on our past operating history, manufacturers' cooperation and their reputation and history of honoring all their warranty obligations. Since our inception to present, we have not incurred any direct warranty expenses and accordingly, the accrual and associated expenses recognized in the financial statements has been recorded as zero.

NOTE 3. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially expose the company to concentrations of credit risk, consists of cash and accounts receivable as of September 30, 2015 and December 31, 2014. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure sound collections and minimize credit losses exposure.

As of September 30, 2015 and December 31, 2014, all the Company's bank deposits were conducted with banks in the PRC where there is currently no rule or regulation mandated on obligatory insurance of bank accounts.

For the nine months ended September 30, 2015 and year ended December 31, 2014, all of the Company's sales were generated from the PRC.

The maximum amount of loss exposure due to credit risk that the Company would bear if the counter parties of the financial instruments failed to perform represents the carrying amount of each financial asset on the balance sheet.

Normally, the Company does not require collateral from customers or debtors.

Accounts Receivable:

Customer	Accounts Receivable at September 30, 2015		Accounts Receivable at December 31, 2014

A	$44,619	30%	$63,026	29%
B	30,217	21%	48,832	22%
C	22,924	15%	17,899	8%
D	20,154	14%	15,808	7%
	$117,915	80%	$145,565	66%

Accounts Payable

Supplier	Accounts Payable at September 30, 2015		Accounts Payable at December 31, 2014
A	$191,821	42%	$306,418	51%
B	49,365	11%	129,859	22%
C	40,467	9%	66,694	11%
D	37,033	9%	40,752	7%
E	33,996	7%	40,468	7%
	$352,682	78%	$584,191	98%

NOTE 4. PROPERTY, PLANT AND EQUIPMENT, NET

Details of property, plant and equipment are as follows:

	September 30, 2015	December 31, 2014
At cost
Furniture and fixtures	$13,863	8,730
Machinery equipment	18,484	20,077
Motor vehicles	23,105	25,675
	55,452	54,482
Less: accumulated depreciation	(45,744)	(43,036)
	$9,708	11,446

Depreciation expense included in the selling expenses for the quarter ended September 30, 2015 and year ended December 31, 2014 was $1,196 and $1,024.

Depreciation expense included in the general and administrative expenses for the quarter September 30, 2015 and year ended December 31, 2014 was $1,584 and $1,888.

NOTE 5. ACCOUNTS PAYABLES

Accounts receivables were comprised of the following:

	September 30, 2015	December 31, 2014

Trade payables	$451,789	644,870

NOTE 6. OTHER RECEIVABLES

Other receivables were comprised of the following:

	September 30, 2015	December 31, 2014

Loan advances to unrelated parties	$7,430	5,512
Disbursement and advances to employees	263	162,707
Deposits paid	24,775	3,718

	$32,468	171,937

Loan advances to unrelated parties were unsecured, interest-free and repayable on demand.

NOTE 7. SHORT-TERM BANK LOANS

Short-term bank loans have been fully repaid in 2014, consist of the following:

	September 30, 2015	December 31, 2014

Loans from ICBC, interest rates at 6% per annum, due May 7, 2014	$-	$-
Loans from ICBC, interest rates at 6% per annum, due February 24, 2014	-	237,694
Monthly installment loans from Standard Chartered Bank, interest rates at 1.71% per month, fully settled on March 31, 2015	-	17,284
	-	-
	$-	$254,978

Interest expense for the quarter and year ended September 30, 2015 and December 31, 2014 were $2,197 and $24,068 respectively. The bank loan has been paid in full at end of March 2015.

NOTE 8. OTHER PAYABLES

Other payables were comprised of the following:

	September 30, 2015	December 31, 2014

Loan advances from unrelated parties	$48,812	25
Sundries	523	3,294
Deposit received	-	16,271
	$49,335	19,590

NOTE 9. LONG-TERM BANK LOANS

Long-term bank loans have been fully repaid in 2014, consist of the following:

	September 30, 2015	December 31, 2014

Monthly installment loans from Standard Chartered Bank, interest rates at 1.71% per month, fully settled on March 31, 2015	$-	$17,284
Current maturities of long-term debt	-	(17,284)
	$-	$-

Interest expense for the quarter and year ended September 30, 2015 and December 31, 2014 were $1,354 and $6,051 respectively. The bank loan has been paid in full at end of March 2015.

NOTE 10. INCOME TAXES

The Company is subject to the Hong Kong profits tax rate of 16.5%. No provision for income taxes in the Hong Kong or elsewhere has been made as the Company had no taxable income for the quarter ended September 30, 2015 and year ended December 31, 2014.

A reconciliation between the income tax computed at the H.K. statutory rate for income tax and taxable income was as follows:

	September 30, 2015	December 31, 2014

Profit (Loss) before income tax	$(16,979)	$(3,481)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable income	$(16,979)	$(3,481)
Hong Kong Income Tax rate	16.5%	16.5%
Current tax credit	$2,802	$574
Less: Valuation allowance	(2,802)	(574)
Income tax expenses	$-	$-

Guangzhou Smartfame and Yuewin were incorporated in the PRC and are subjected to income taxes under the current laws of the PRC. The EIT rate of PRC was 25% for the quarter and year ended September 30, 2015 and December 31, 2014.

Profit (loss) before income tax of $107,625 and $186,532 for the quarter and year ended September 30, 2015 and December 31, 2014, respectively, were attributed to operations in China. The income tax expenses consisted of the following:

	September 30, 2015	December 31, 2014

Profit before income tax	$107,625	$186,532
Temporary Difference	17,715	(27,192)
Permanent Difference	-	-
Taxable income	$125,340	$159,340
China Enterprise Income Tax rate	25%	25%
Current tax expenses	$31,335	$39,835
Less: Valuation allowance	-	-
Income tax expenses	$31,335	$39,835

No deferred tax has been provided as there are no material temporary differences arising during the quarter and year ended September 30, 2015 and December 31, 2014.

NOTE 11. COMMITMENTS AND CONTINGENCIES

The Company has operating lease agreements for office premises, which expiring through December 31, 2016. Future minimum rental payments under agreements classified as operating leases with non-cancellable terms for the next one year and thereafter as follows:

December 31,
2015	$34,168
2016 and thereafter	36,082

$70,250

Rental expense paid for the quarter and year ended September 30, 2015 and December 31, 2014 were 25,625 and $32,802 respectively.

NOTE 12. SEGMENT INFORMATION

FASB Accounting Standard Codification Topic 280 (ASC 280) "Segment Reporting" establishes standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

In 2015, the Company is regarded as a single operating segment, being engaged in the operating of mattress and bedroom products retail outlets. This principal activity and geographical market are substantially based in Hong Kong and the Mainland China, accordingly, no operating or geographical segment information are presented.

NOTE 13. NET INCOME (LOSS) PER SHARE

A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share ("EPS") is provided as follows:

	September 30, 2015	December 31, 2014
Numerator
Net Income	$59,311	$143,218

Denominator
Weighted average shares – Basic EPS	10,000,000	10,000
Weighted average shares – Diluted EPS	10,000,000	10,000

Net income (loss) per share – Basic and Diluted
EPS - basic and diluted	$0.0059	$14.32

NOTE 14. RELATED PARTY TRANSACTIONS

Related party transactions comprised of loans from related parties and from shareholder by shareholder current account. As of September 30, 2015 and December 31, 2014, the loans from related parties were $338,887 and $338,887; the loans from shareholder were $264,258 and $402,278. Both of them did not have collateral, bear no interest and repayable on demand. Detailed loans from related parties are listed as below:

	September 30, 2015	December 31, 2014

Cheung Yee Man(a)	$32,541	$32,541
Cheung Hang, Dennis(b)	53,693	53,693
Yugosu International Limited(c)	252,653	252,653
Total loans from related parties	$338,887	$338,887

(a) & (b) Close family member of shareholder Cheung Kuen, Harry.

(c) With common shareholder Cheung Kuen, Harry.

NOTE 15. SUBSEQUENT EVENTS

The Company has evaluated all other subsequent events through November 20, 2015, the date these financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERTIONS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth on the forward looking statements as a result of the risks set forth in our filings with the Securities and Exchange Commission, general economic conditions, and changes in the assumptions used in making such forward looking statements.

Unless indicated otherwise, or the context otherwise requires, references in this report to "Sleepaid Holdings," the "Company," "we," "us" and "our" or similar terms are to Sleepaid Holdings, Inc.

Overview

Our principle line of business is developing, producing and selling our mattress, pillow, and bedding products. In the nine months ended September 30, 2015, the retail industry in China had slowed down and competition was furious. Traditional retail share has been eaten by E-commerce. We have to adapt the

According to the current market situation, our company changed the sales strategy, doing more promotion and started to develop our O2O marketing channel, so that we can still keep our sales volume under current situation. In the three and nine months ended September 30, 2015, our revenue is $599,912 and $1,990,331, which generated by our self-managed store was $1,870,911, the revenue generated by the franchised stores totaled $119,420. Our revenues by brand for the nine months ended September 30, 2015 were as follows: Revenue of SleepAid was $437,873, BEMCO was $816,036 and Whinny was $726,422.

This year, we have implanted an innovative program for category management, retail store decoration, products display, information processing, promotion of our brands, etc. We will ensure our new retail system—leaded by target customers' interests, and merchandises management—can be applied correctly and quickly. This new retail system would help our stores to improve their sales volume, revenue, and competitive edge.

Supply chain management system: we will enhance our supply chain with quick response, at the same time; we increase our inventory turnover ratio. This fast reacting supply chain management system will decrease supply shortage of our best selling products.

Revenue

In the three and nine months ended September 30, 2015, our revenue was $599,912 and $1,990,331, compared to $569,734 and $2,076,501 the same period in 2014. In nine months ended, the revenue decreased by 4.15% from the same period in 2014. In the three months ended September 30, 2015, revenue was increased by 6% compared to the same period in 2014. The revenue generated by our self-managed store was $1,870,911; by the franchised stores was $119,420. Our revenues by brand for the nine months ended September 30, 2015 were as follows: Revenue of Sleep Aid was $437,873, BEMCO was $816,036 and Whinny was $726,422. Though retail market is quiet and slow, we did a better job in sales promotion and so the sales have only a small reduction.

Direct Cost

In the nine months ended September 30, 2015, the cost was US$1,445,376, compared to the same period in 2014 decreased 6.66% from $1,548,459. In the three months ended September 30, 2015, the cost was $435,790 compared to the same period in 2014 increased 6.11% from $410,680. The change of direct cost reflects our upgraded products supply chain system, and better control of our purchase cost.

Selling expense

In nine months ended September 30, 2015 and 2014, the selling expense was $109,764 and $126,907 respectively; in the three months ended September 30, 2015 and 2014, the selling expense was $25,175 and $40,179. The management has kept good control in expense.

General and administrative expense

General and administrative expense for the nine months ended September 30, 2015 was $389,622, compared to the same period in 2014 increased 26.82% from $307,226, in the three months ended September 30, 2015 the expense was $125,952 compared to the same period in 2014 increase 6.45% from $118,312, the increase can be attributed to newly hire management staffs and office administration.

Income Tax

During the nine months ended September 30 in 2015 and 2014, the company incurred no tax and its subsidiary paid tax $31,335 and $21,311 respectively as a foreign corporation.

Net Income

The Company recorded a net income of $59,311 for the nine months ended in September 30, 2015 compared to the net income of $67,969 for the same period in 2014. The net income decreased 12.74%. The cause of going down was due to the up in operating expenses and slow market growth.

Liquidity and Capital Resources

The Company's liquidity and capital is dependent on the company continuing to increase its revenues and the capital it can raise to continue the Company's development and expansion of its product lines. The Company estimates that its current and available capital resources are sufficient to fund its planned operations through the second quarter of 2016.

The operation had been financed by the current shareholders and short-term bank borrowings, Apart from the injection of capital, the current shareholders have also made loans to the Company. The loans are unsecured, non-interest bearing and repayable at demand. Going forward, the current shareholders will continue to finance the company's operations and we also plan to secure additional financing with sales of equity through private placements and short-term borrowings from banks. The Company may raise outside capital through loans and equity sales.

Working Capital: at December 31, 2014, the company has working capital of $39,723 with current assets of $1,750,411 and current liabilities of $1,710,688. The current assets consisted of cash of $515,053, inventory of $700,530, trade receivables of $302,587, deposit of $9,762, other receivables of $171,937, advances to suppliers of $42,379 and loans to related parties of $8,163. The current liabilities of the Company at December 31, 2014 are composed primarily of loans from related parties of $338,887, accounts payable of $644,870, short term bank loans of $254,978, advances from customers of $20,639 and income tax payable of $14,361.

At September 30, 2015, the Company had working capital of $99,228 with current assets of $1,185,489 and current liabilities of $1,086,261. The current assets consisted of cash of $181,604, inventory of $807,266, trade receivables of $147,019, deposits of $16,271, other receivables of $32,468 and loans to related parties of $861. The current liabilities of the Company at September 30, 2015 are composed primarily of accounts payable of $451,789, loans from related parties of $338,887, loans from shareholders of $217,747, income tax payable of $27,664, and other payable of $49,336.

Our business generates revenue in the currency of the PRC, Renminbi ("RMB"). RMB is still not a freely exchangeable currency. Since 1998, the State Administration of Foreign Exchange of China has promulgated a series of circulars and rules in order to enhance verification of foreign exchange payments under a Chinese entity's current account items, and has imposed strict requirements on borrowing and repayments of foreign exchange debts from and to foreign creditors under the capital account items and on the creation of foreign security in favor of foreign creditors.

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

In an effort to eliminate concerns over the ability to transfer cash between entities, cross border and to U.S. investor, Guangzhou Smartfame Co., Ltd. ("Guangzhou Smartfame"), our subsidiary and parent company to Yuewin Trading. ("Yuewin"), is incorporated in China as a wholly-owned foreign enterprise ("WOFE"). Because of such WOFE status, and profit (after tax) distribution received by Guangzhou Smartfame from Yuewin can be freely transferred back to YIL in Hong Kong Dollars, which is not subject and restriction on its conversion into any foreign currency.

Operating Activities: Net cash used by operating activities during the nine months period ended September 30, 2015, was $75,992 compared to cash provided of $232,031 for the same period in 2014. This represents a decrease of $308,023.

During the nine month period ended September 30, 2015, the $75,992 cash used was primarily contributed by $59,311 net income, $155,597 accounts receivable, $139,476 other receivables, $42,381 advances to suppliers, and $29,748 other payables, while used $106,741 in inventories, $193,090 in accounts payables, $20,640 in customer deposits, and $184,592 in payable to related parties.

During the nine month period ended September 30, 2014 the $232,031 cash provided was primarily derived from $67,969 net income, $43,061 accounts receivable, $256,705 other receivables, $89,841 advances to suppliers, 112,217 accounts payable, 147,781 other payables, while used $363,907 in inventory, $19,205 in customer deposits, $107,645 in payables to related parties.

Investing Activities: Net cash used in investing activities was $2,519 for the nine month period ended September 30, 2015 and $5,913 for the same period in 2014. Net cash used in investing activities was decreased by $3,394 for the nine months period ended September 30, 2015.

Financing Activities: Net cash used in financing was $254,990 for the nine-month period ended September 30, 2015 compared to net cash used of $233,813 for the same period in 2014. This was primarily comprised of the repayment of principal of those bank loans in 2015 and 2014.

As of September 30, 2015, the Company had total assets of $1,196,744 and total liabilities of $1,086,261. Stockholder's equity as of September 30, 2015 was $110,483 compared to an equity of $51,169 at December 31, 2014.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at September 30, 2015.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

ITEM 3: QUANTITATIVE AND QUALITAIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of September 30, 2015 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2015. Such conclusion reflects the identification of material weakness as follows: (1) lack of accounting proficiency of our chief executive officer who is our sole officer and our principal accounting officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (3) lack of control procedures that include multiple levels of review. Until we are able to remedy these material weaknesses, we have engaged third party consultants and accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None

ITEM 1A: RISK FACTORS

There have been no material changes to Sleepaid Holdings' risk factors as previously disclosed in our most recent Form 10 filing on May 27, 2015.

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY DISCLOSURES

None

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibit No.	Description

31	Certification of CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

__________

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

SLEEPAID HOLDINGS, INC.

Dated: November 20, 2015	By:	/s/ Tao Wang
Tao Wang
Chief Executive Officer
(Acting Principal Financial and Accounting Officer and Duly Authorized Officer)

