Form 10-K
period 2015-12-31
Sleepaid Holding Co.
filed 2016-03-30
CIK 1643319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-1643319

SLEEPAID HOLDING CO.
(Exact name of Registrant as specified in its charter)

Nevada	47-3785730
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Room 10, 1/F., Wellborne Commercial Centre, 8 Java Road, North Point, Hong Kong.	Name of each exchange on which registered
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number including area code : 852-28062312

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
NONE	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

As of March 30, 2016 there was no market for the Common Stock.

The number of shares of Registrant's Common Stock outstanding as of March 30, 2016 was 13,663,322.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

Table of Contents

Form 10-K Index

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated herein contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. When used in this Annual Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "plan", "intend", "may," "will," "expect," "believe", "could," "anticipate," "estimate," or "continue" or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by applicable laws, the Company undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART I

As used throughout this Annual Report, the terms "SLEEPAID", "Company", "we", "us", "our" or "Registrant" refer to Sleepaid HoldingCo. and its subsidiaries.

Item 1. Business

Overview

SLEEPAID HOLDING CO., a Nevada corporation ("Sleepaid" or the "Company"), was incorporated on December 17, 2014. On April 15, 2015, we entered into an exchange agreement (the "Exchange") with the shareholders of Yugosu Investments Limited ("YIL"), a company incorporated under the laws of Hong Kong. As a result of that exchange, the Company issued shares of its common stock in exchange for all the issued and outstanding shares of YIL. YIL is a wholly owned subsidiary of the Company as a result of the Exchange. As part of the Exchange, the Company issued a total of 9,770,000 shares of its common stock, in restricted form, to YIL's sole shareholder, AMAX Deluxe Limited ("AMAX"), a British Virgin Islands company ("BVI").

Current Business

The Company is principally engaged in, together with its subsidiaries, the design and distribution of soft bedding products in the People's Republic of China ("PRC"). The Company's business in China is conducted by Yuewin Trading Limited ("Yuewin"), its wholly owned subsidiary located in Guangzhou.

Currently, we are selling the Sleep Aid, BEMCO and Whinny products to end customers through our self-managed and franchised retail stores in Guangdong and Guangxi Province in the southern part of China. Currently, we have a total of 29 stores. We manage 18 of these stores directly. The remaining 11 stores are owned by franchisees. These stores, whether self-managed or franchised, are approximately 40 sq. m. to 100 sq. m. in size and have similar buildout and décor. For self-managed stores, the Company prefers to cooperate with the large shopping malls that have strong management and proven customers flow. We are provided with counter space in the stores which we are responsible for decorating and staffing. When we sell our products, the customer pays the store. The store receives a commission for the sale and remits the balance to the Company, typically within 60 to 90 days after the sale. In the financial year 2015, we received approximately 30% of our gross sales from one store and approximately 10% from another store.

For franchised stores, the Company has a franchise agreement with the franchisee in which the franchisee agrees to sell only our products which they purchase directly from us and to follow the Company's instructions concerning the layout and décor of the franchised location. We do not currently charge the franchisees a franchise fee but we do require the franchisees to provide proof of their financial credit worthiness and ability to adequately capitalize, open and operate a retail store. The Company relies on the revenue generated from the sales of our products to the franchisees at the wholesale level rather than charging a franchise fee. When evaluating the appropriateness of a candidate to be a franchisee, the Company considers the following factors:

1. The candidate needs to have sufficient funds and capital for opening a new store. According to our estimates, the cost for a new store is approximately $30,000 (approximately RMB200,000).

2. The candidate needs to have relevant experience in operating a business. Experience in the same industry of the Company is preferred.

3. The candidate has to understand, accept, and execute the Company's marketing strategic plan.

The Company, in conjunction with the franchisee, considers the targeted customer groups, customer flow, and appropriateness of the location before deciding where the franchised store may be opened.

Sleep Aid and BEMCO products include different lines of mattresses, soft mats, silk blankets and pillows; while those for Whinny include various home textile items like bed sheets, quilts, pillow cases, blanket covers and outer covers for mattresses. The Sleep Aid and BEMCO products are also sold to customers in the other provinces of China through an exclusive wholesale agent. We are responsible for the product development of Sleep Aid and BEMCO products, but production is outsourced to a few third party manufacturers. For Whinny, we purchase the products for Royalcover, which owns the Whinny brand. In 2014, we had one supplier who provides us with approximately one-quarter of our products while we have two other suppliers each providing us with approximately 15% of our products. Our suppliers agree to deliver the ordered products within 30 days of our placing the order and must deliver products conforming to industry standards. Typically, our suppliers allow us 60 to 90 days to pay for the products ordered.

Sleep Aid is the self-developed brand of YIL which possesses proprietary rights. The PRC National Industry and Commerce Bureau has granted Yuewin four patents numbered 7518777, 7518742, 7518835 and 8243171 covering various kinds of mattresses, pillows, blankets, quilts, hospital and massage beds under the Sleep Aid brand name. All these products are designed and developed by Yuewin's in-house product development team in collaboration with third-party manufacturers, who manufacture the actual products.

BEMCO is a brand name of US origin that is renowned for its mattresses and soft beds. BEMCO products are being distributed all over the world via distribution agents. The Taiwanese agents for BEMCO have licensed Yuewin to design and manufacture mattresses and pillows under the BEMCO brand name and market them in Guangdong, Guangxi and Changsha of Hunan Province in China. The Company pays the Taiwanese agent an annual fee of RMB100,000 (approximately USD $16,350) for the distribution rights until 2020. The Company is concentrating on designing and distribution of the BEMCO products, and production will be outsourced to a few reliable manufacturers.

Whinny is a brand name owned by RoyalcoverHometex Co., Ltd. ("Royalcover"), which markets a series of high-end bedroom textile products like bed covers, bed sheets, pillow cases, blanket covers, quilts, etc. All design and production of the Whinny items are done by Royalcover, which granted the exclusive distribution right to the Company to market these products in Guangzhou and Shaoguan in Guangdong Province. The Company will purchase the Whinny products from Royalcover and resell them at a certain margin, with no license fees required. Royalcover has its own marketing strategies for all its products, including those under the Whinny brand name. It will also assist the Company in specifically promote the Whinny brand products within those areas where the Company has the exclusive distribution right so that there will be more customer awareness of the Whinny brand name.

Starting on February 1, 2016, the Company has terminated the exclusive distribution right of Whinny products from Royalcover in order to focus more on our self-developed brand SleepAid and put more effort on the marketing strategy.

At present, the Company as a whole employs 67 employees to manage the finance, sales and marketing, logistic, product development and administration functions. The majority of its manpower is deployed in sales and marketing, which employs fifty employees. The Company's retail shops have a standardized layout and decor to enhance customers' recognition in order to build up brand loyalty. Sales to customers are typically on cash basis. For those retail outlets that are located within department stores or shopping malls, sales proceeds are collected by the cashier systems of the respective department store and shopping mall, which then settles the amounts due the Company during the next calendar month after the sales transaction.

To promote its products, especially for those of Sleep Aid and BEMCO, the Company has engaged outside consultants for advice on brand building, participated in large scale trade fairs and organized product launching events during the past years. During the relatively short time span in which the Company has been in the soft bedding products market, it has built a name for itself as a reliable provider of high-quality products in Southern China.

The Market and Competitive Profile

The PRC soft bedding products market is enormous but fragmented. According to the PRC National Furniture Association, there are more than 1,000 manufacturers of mattresses now in existence. They produce a great variety of products of different price range and functions to cater for the diversified demands from different segments of the market.

No particular player in the industry is able to command a leading position or enjoy a lion's share of the market. The Company's management believes that even the largest player would not be able to capture more than 5% market share. In terms of competition, the Company regards TEMPUR and Sinomax to be its closest rival since they have similar product lines that are selling at similar price range.

The total market size is expected to continue to increase because the demands for bedding products are a function of the general economic situation, the state of construction and the real estate market and population demographics. Although the PRC economy has recorded slower growth to 6.9% in 2015, its GDP growth is still expected to be in the region of about 6.5% - 7% in the coming year, indicating there will still be an enormous potential demand for soft bedding products when such properties are to be occupied for residency. With the continuing affluence of the people in general, and the increase in more matured population who could afford to pay for high-end mattresses and soft beds, the market is expected to grow continuous in the next five years.

The Company has worked to establish the brand names for Sleep Aid and BEMCO in Guangdong and Guangxi Province in Southern China. The awards we received from the Guangdong Furniture Association have big impact in the industry in Guangdong. The Guangdong Furniture Association was established in 1990 and has over 1,000 members. The Company received a "Top Ten Best Product" Award from the Association in 2012 as recognition that its products are rated as being some of the best products in the industry in Guangdong Province. The Company was also recognized as one of the "Top 10 Best Mattress in 2014" from the China Furniture Industry. Winners of this award were voted by representatives from major Chinese media, led by Phoenix New Media Ltd. (NYSE:FENG). Phoenix New Media has very large influence in the industry and is regarded as one of product information guide. The awards presented to us are recognitions of the high quality of our products and our leading position in that particular year when compared to similar products from other domestic suppliers in the market.

To capture a larger share of the soft bedding products market, it has plans for expansion over the next five years. The emphasis in 2016 is to further consolidate its leading position by expanding the distribution network in the two provinces where it now operates. The plan is to open more self-managed stores and invite additional ten operators to open and run retail stores or outlets to market the Company's products under a franchise arrangement. The next step will be to penetrate the market in other regions of the country. The Company has identified Chengdu, Henan and Shanghai as three key areas where self-operated stores will be opened in the next phase and be the springboard for expansion into the Southwest, Central and Eastern China regions respectively. The Company's proposed plan of operations is to operate 60 self-operated stores and 160 franchise stores in three years' time and 150 self-operated stores and 250 franchise stores within five years.

The costs to open a new self-managed store including inventory to be kept on hand when opening the store, store display equipment (storage racks, and computers), and store decorations varies with size but the Company estimates that each new store would cost approximately $30,000 to $35,000. Among these three cost categories, $10,000 is required for the design, furniture and fixtures and equipment with the balance going to inventory.

According to our original plan, the development of our e-commerce platform will be of the highest priority, second will be the additional retail stores, and the last would be making acquisitions. The total estimate costs to execute the three plans completely are $3,000,000 for e-commerce platform, $2,000,000 for additional retail stores, and $2,500,000 for acquiring other operators in the industry. The costs originally estimated to execute the three plans in next 12 months are $500,000 for e-commerce platform, $220,000 for increases in retail stores, and for acquisitions, we are looking for appropriate targets that would bring about synergy. Currently, there is no firm financing commitments in place. But in view of the current market situation and our financial condition, the development of the e-commerce platform has been put on hold and that only 10 additional self-managed stores will been opened during the year ended December 2016. We do not anticipate further opening of such stores in the near future. Our existing shareholders have indicated that they will continue to invest additional capital to finance the Company's growth and execution of the development plans. We may also broaden our shareholders' base and may engage in offerings of our stock in the future in an effort to raise additional capital. We shall also seek the additional financing from banks in the form of loans. In the event that we are not be able to raise the necessary financing to execute all our plans, we intend to concentrate our efforts and resources on developing the e-commerce platform first, lower the number of the stores that we plan to increase and put any acquisition plans on hold.

The Company considers the development of an e-commerce platform an effective means to complement the operation of the physical retails stores. As online shopping is getting very popular, the Company intends to use online facilities including its own e-commerce website, other mobile apps like Wechat, Weibo, and so on, for the promotion, advertising and marketing of its product. Customers can then purchase and pay online via the Company's e-commerce website and other online trading platforms like Tianmao (www.tmall.com) and Jingdong Mall (www.jd.com). The retail shops, whether self-operated or franchised, will then provide the "last mile" connection including delivery, assembling and after sales services. The management believes this O2O business model will greatly enhance its business and at the same time enable it to retain the very important data bank of its customer profile.

Expansion of the Company will also take the route of acquisitions of other operators in the industry and product lines of other brand names. This will enable the Company to speed up the expansion process and achieve multifold increase in its operational results.

With the enlarged network, the Company is also seeking to distribute more bedding products of other brands and other sleep related products like scented candles and perfumed oil diffusers and other home luxury items for the bedrooms and sitting rooms.

Included in the expansion plan is the opening of more retail stores, gradually increasing from the present number of 32 to 400 in five years' time. It is anticipated that we will require approximately $US 2.0 million in order to open the next 60 self-managed stores. The development of the e-commerce platform is estimated to cost approximately $US 3.0 million, but this has been put on hold in view of the current market situation and the Company's financial resources. We shall also seek acquisition opportunities to acquire other operators in the industry that can bring about synergy. We expect to carry out such acquisitions in the second half of 2016 with an estimated budget of $US 2.5 million budget. To finance our expansion, we shall be relying on the profits generated from our business, the continued financing from related parties as well as borrowing from financial institutions and private sales of our securities to investors. We see the ability to secure additional financing to be the major obstacles for the successful implementation of our expansion plans. Should we be unable to obtain such financing, we may have to postpone the opening of some of the stores and the intended acquisitions.

Competitive Profile

The market for the bedding products in China is very fragmented, with more than 1,000 manufacturers producing mattresses all over the country. However, the demand for bedding products is enormous and has been increasing rapidly with the continuous growth in the Chinese economy and the affluence of the Chinese population. Because of the much diversified tastes and preferences of the consumers, competition in the bedding products market is really a matter of design and quality of the products. With more than 1,000 manufacturers, there are issues or problems concerning product quality from inefficient producers. As a result, there is no particular brand that is strong enough to dictate the trend or capture a lion's share of the market. The management believes even the largest player in the industry would only be able to capture less than 5% of the market.

In terms of mattresses, the high end market is dominated mostly by foreign brands and imported products, which include Simmons, Serta, King Roll, Sealy or Posturepedic. Each of these has their own philosophy on their positioning in this market, with emphasis on the deployment of advanced technology and materials to being luxurious. The one thing they have in common is their products are of superior quality and provide the users with the appropriate support of the body that helps to relieve stress and help them enjoy a good night sleep. For example, Simmons is emphasizing on its AirCool memory foam design and individually wrapped spring coil technology. Serta puts forward different series of mattresses having design with input from the US National Sleep Foundation to help address five common sleep problems. They have the Nickeledeon Series for children, the luxurious Vera Wang Serta and Trump Home Series, and the high-tech iComfort Series to cater to different customer groups. King Roll and Sealy are more on the health function of the products to provide the much needed support to the human backbone, thereby improving on the quality of sleep of the users.

A few local brands include Sinomax, DeRucci, Artland, Somnopro and De Zhi Ren (Great Nature). Sinomax is the flagship brand of the Sinomax Group, a manufacturer and distributor of visco-elastic health and wellness products targeting the middle to high end segment of the consumer spectrum. The other manufacturers listed emphasize function, comfort, reliability, durability and cost effectiveness and are mostly targeting the middle to lower end segment of the market. In addition, there are a number of other local brands having similar lines of products being offered at a wide range of prices.

SleepAid takes pride in having its own design, employing top quality raw materials and technology to come up with the appropriate products to provide users with comfort and health support that leads to peaceful sleep. The Company believes these factors give its products an edge over other locally made items.

The Company's philosophy is to on good materials, good quality and good service to win our customers. As a result we have received several awards, including:

•	"The Top 10 Best Product in 2012" award from The Guangdong Furniture Association

•	"The most trust and reliable brand in 2012" award from Chinese style and brand association

•	"The best choice brand in 2013" award from China Furniture Association

•	"The Top 10 Best Mattress in 2014" award from China Furniture Industry

•	An article entitled "Sleepaid Smart Pillow help good sleep" published on China Eastern Region Furniture & Textile magazine in 2015.

The Company is a distributor of multi-brand bedding products, making it possible to provide consumers with the choice from a wide range of items from BEMCO, an international renowned brand to be supplemented by items from Sleep Aid, a proprietary brand and those of Whinny, also very well known in the PRC.

Other Laws and Regulatory Processes

We are subject to a variety of financial disclosure and securities trading regulations as a public company in the United States, including laws relating to the oversight activities of the Securities and Exchange Commission, or SEC, and, if our capital stock becomes listed on a national securities exchange, we will be subject to the regulations of such exchange on which our shares are traded. In addition, the Financial Accounting Standards Board, or FASB, the SEC, and other bodies that have jurisdiction over the form and content of our accounts, our financial statements and other public disclosure are constantly discussing and interpreting proposals and existing pronouncements designed to ensure that companies best display relevant and transparent information relating to their respective businesses.

Our present and future business has been and will continue to be subject to various other laws and regulations. Various laws, regulations and recommendations relating to safe working conditions, consumer protection laws and environmental laws are or may be applicable to our activities. Certain agreements entered into by us involving exclusive license rights or acquisitions may be subject to national or supranational antitrust regulatory control, the effect of which cannot be predicted. The extent of government regulation, which might result from future legislation or administrative action, cannot accurately be predicted.

Employees

As of December 31, 2015, we, through our subsidiary, have 67 full-time employees in China.

Corporate History

We were incorporated on December 17, 2014. In April, 2015, the Company entered into an Exchange Agreement with YIL. As part of the exchange, the Company issued shares of its common stock to the sole shareholder of YIL, AMAX. YIL is our subsidiary in China and was incorporated in the Hong Kong SAR in 2007. The Company is principally engaged in, through its subsidiaries, the design and distribution, at both wholesale and retail level, of soft bedding products in the PRC. YIL is the holding company that is located in the Hong Kong SAR, and it holds 100% stake in Guangzhou Smartfame Inc. Limited ("Smartfame"), a wholly-owned foreign enterprise incorporated in the PRC. The business operation of YIL is carried out by Guangzhou Yuewin Trading Limited ("Yuewin"), a private enterprise that is headquartered in Guangzhou and a wholly-owned subsidiary of Smartfame.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this prospectus, you should carefully consider the factors discussed below when considering an investment in our common stock. If any of the events contemplated by the following discussion of risks should occur, our business, results of operations and financial condition could suffer significantly. As a result, you could lose some or all of your investment in our common stock. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business.

Risks Related to Our Business

Set forth below are descriptions of certain risks relating to our business.

Unfavorable economic and market conditions could reduce our sales and profitability and as a result, our operating results may be adversely affected.

Our business has been affected by general business and economic conditions, and these conditions could have an impact on future demand for our products. The global economy remains unstable, and we expect the economic environment to continue to be challenging as continued economic uncertainty has generally given households less confidence to make discretionary purchases.

In particular, the financial crisis that affected the banking system and financial markets and the current uncertainty in global economic conditions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets and volatility in credit, equity and fixed income markets. There could be a number of other effects from these economic developments on our business, including reduced consumer demand for products; insolvency of our customers, resulting in increased provisions for credit losses; insolvency of our key suppliers resulting in product delays; inability of retailers and consumers to obtain credit to finance purchases of our products; decreased consumer confidence; decreased retail demand, including order delays or cancellations; counterparty failures negatively impacting our treasury operations; and adverse movements in foreign currency exchange rates. If such conditions are experienced in future periods, our industry, business and results of operations may be severely impacted.

In addition, the negative worldwide economic conditions and market instability makes it increasingly difficult for us, our customers and our suppliers to accurately forecast future product demand trends, which could cause us to produce excess products that can increase our inventory carrying costs. Alternatively, this forecasting difficulty could cause a shortage of products, or materials used in our products, that could result in an inability to satisfy demand for our products and a loss of market share.

Our sales growth is dependent upon our ability to implement strategic initiatives and actions taken to increase sales growth may not be effective.

Our ability to generate sales growth is dependent upon a number of factors, including the following:

•	our ability to continuously improve our products to offer new and enhanced consumer benefits and better quality;

•	the ability of our future product launches to increase net sales;

•	the effectiveness of our advertising campaigns and other marketing programs in building product and brand awareness, driving traffic to our distribution channels and increasing sales;

•	our ability to continue to successfully execute our strategic initiatives;

•	the level of consumer acceptance of our products; and

•	general economic factors that negatively impact consumer confidence, disposable income or the availability of consumer financing.

Over the last few years, we have had to manage our business both through periods of rapid growth and the uncertain economic environment. A source of our growth within this time frame has been through expanding distribution of our products into new stores, principally furniture and bedding retail stores. Some of these retail stores may undergo restructurings, experience financial difficulty or realign their affiliations, which could decrease the number of stores that carry our products. Our future sales growth will increasingly depend on our ability to generate additional sales in our existing accounts in the Retail channel. If we are unable to increase product sales in our existing retail accounts at a sufficient rate overall, our net sales growth could slow or decline.

We may seek to acquire an additional business or businesses in order to increase sales growth, and any acquisition could be disruptive to our ongoing business, create integration issues, require additional borrowings or share issuances, or create other risks for our business.

We operate in the highly competitive mattress and pillow industries, and if we are unable to compete successfully, we may lose customers and our sales may decline.

Participants in the mattress and pillow industries compete primarily on price, quality, brand name recognition, product availability and product performance. Our mattresses compete with a number of different types of mattress alternatives in all price categories, including standard innerspring mattresses, viscoelastic mattresses, foam mattresses, hybrid innerspring/foam mattresses, futons, air beds and other air-supported mattresses. These alternative products are sold through a variety of channels, including furniture and bedding stores, department stores, mass merchants, wholesale clubs, Internet, telemarketing programs, television infomercials and catalogs.

A number of our significant competitors offer mattress and pillow products that compete directly with our products. Any such competition by established manufacturers or new entrants into the market could have a material adverse effect on our business, financial condition and operating results. The pillow industry is characterized by a large number of competitors, none of which are dominant, but many of which have greater resources than us. The highly competitive nature of the mattress and pillow industries means we are continually subject to the risk of loss of significant new product launches by our competitors, market share, loss of significant customers, reductions in margins, and the inability to acquire new customers. Additionally, the mattress industry has placed increasing significance on new product introductions from all mattress and pillow manufacturers. If we are unable to provide significant new product introductions on a regular basis, our results may be adversely impacted.

Over the last several years, the mattress market has been more competitive than at any time in our experience, which has adversely affected our results. In particular, competitors have expanded into the non-innerspring segments. In addition, hybrid mattresses sold by competitors can adversely impact sales of our non-innerspring mattresses.

We are subject to fluctuations in the cost of raw materials, and increases in these costs would reduce our liquidity and profitability.

The bedding industry has been challenged by volatility in the price of petroleum-based and steel products, which affects the cost of polyurethane foam, polyester, polyethylene foam and steel innerspring component parts. Supplies of these raw materials are being limited by supplier consolidation, the impact on the cost of these products as a result of changes in the strength of the dollar compared to other currencies and other forces beyond our control. Certain raw materials that we purchase for production are chemicals and proprietary additives, which are influenced by oil prices. The price and availability of these raw materials are subject to market conditions affecting supply and demand. Given the significance of the cost of these materials to our products, volatility in the prices of the underlying commodities can significantly affect profitability. To the extent we are unable to absorb higher costs, or pass any such higher costs to our customers, our gross margin could be negatively affected, which could result in a decrease in our liquidity and profitability.

We may be unable to sustain our profitability, which could impair our ability to service our indebtedness and make investments in our business and could adversely affect the market price for our stock.

We may not be able to maintain our profitability on a quarterly or annual basis in future periods. Further, our profitability will depend upon a number of factors, including without limitation:

•	general economic conditions in the markets in which we sell our products and the impact on consumers and retailers;

•	the level of competition in the mattress and pillow industry;

•	our ability to successfully identify and respond to emerging trends in the mattress and pillow industry;

•	our ability to successfully launch new products;

•	our ability to effectively sell our products through our distribution channels in volumes sufficient to drive growth and leverage our cost structure and advertising spending;

•	our ability to reduce costs, including our ability to align our cost structure with sales in the existing economic environment;

•	our ability to absorb fluctuations in commodity costs;

•	our ability to maintain efficient, timely and cost-effective production and utilization of our manufacturing capacity;

•	our ability to maintain efficient, timely and cost-effective delivery of our products; and

Our new product launches may not be successful due to development delays, failure of new products to achieve anticipated levels of market acceptance and significant costs associated with failed product introductions, which could adversely affect our revenues and profitability.

Each year we invest significant time and resources in research and development to improve our product offerings. There are a number of risks inherent in our new product line introductions, including that the anticipated level of market acceptance may not be realized, which could negatively impact our sales. Also, introduction costs, the speed of the rollout of the product and manufacturing inefficiencies may be greater than anticipated, which could impact profitability.

Our advertising expenditures may not result in increased sales or generate the levels of product and brand name awareness we desire and we may not be able to manage our advertising expenditures on a cost-effective basis.

A significant component of our marketing strategy involves the use of direct marketing to generate brand awareness and sales. Future growth and profitability will depend in part on the cost and efficiency of our advertising expenditures, including our ability to create greater awareness of our products and brand names and determine the appropriate creative message and media mix for future advertising expenditures and to incent the promotion of our products.

If we are not able to protect our trade secrets or maintain our trademarks, patents and other intellectual property, we may not be able to prevent competitors from developing similar products or from marketing in a manner that capitalizes on our trademarks and this loss of a competitive advantage could decrease our profitability and liquidity.

We rely on trade secrets and patents to protect the design, technology and function of our products. Our ability to compete effectively with other companies also depends, to a significant extent, on our ability to maintain the proprietary nature of our owned and licensed intellectual property. We own foreign registered trade names and service marks and have applications for the registration of trade names and service marks pending China, Hong Kong and Taiwan. We also license certain intellectual property rights from third parties.

Our trademarks are currently registered or pending in foreign jurisdictions. However, those rights could be circumvented, or violate the proprietary rights of others, or we could be prevented from using them if challenged. A challenge to our use of our trademarks could result in a negative ruling regarding our use of our trademarks, their validity or their enforceability, or could prove expensive and time consuming in terms of legal costs and time spent defending against such a challenge. Any loss of trademark protection could result in a decrease in sales or cause us to spend additional amounts on marketing, either of which could decrease our liquidity and profitability. In addition, if we incur significant costs defending our trademarks, that could also decrease our liquidity and profitability. In addition, we may not have the financial resources necessary to enforce or defend our trademarks. Furthermore, our patents may not provide meaningful protection and patents may never issue from pending applications. It is also possible that others could bring claims of infringement against us, as our principal product formula and manufacturing processes are not patented, and that any licenses protecting our intellectual property could be terminated. If we were unable to maintain the proprietary nature of our intellectual property and our significant current or proposed products, this loss of a competitive advantage could result in decreased sales or increased operating costs, either of which would decrease our liquidity and profitability.

An increase in our product return rates or an inadequacy in our warranty reserves could reduce our liquidity and profitability.

We allow consumers to return products within 7 days for reason of inherent substandard quality. As we expand our sales, our return rates may not remain within our historical levels. A downturn in general economic conditions may also increase our product return rates. An increase in return rates could significantly impair our liquidity and profitability.

We provide our consumers warranties on our products ranging from one to five years. Due to the increase in new product introductions in recent years, we may still see significant warranty claims on products under warranty which are early in their product life cycles. Also, in line with our strategy, as we continue to innovate to provide new products to our customers, we could be susceptible to unanticipated risks with our warranty claims, which could impair our liquidity and profitability.

Because not all of our products have been in use by our customers for the full warranty period, we rely on the combination of historical experience and product testing for the development of our estimate for warranty claims. However, our actual level of warranty claims could prove to be greater than the level of warranty claims we estimated based on our products' performance during product testing. If our warranty reserves are not adequate to cover future warranty claims, their inadequacy could have a material adverse effect on our liquidity and profitability. Additionally, the manufacturers' warranties on the products we sell tend to exceed the warranty we offer our customers. If a customer returns a product to us under a warranty claim, we would typically provide a replacement product to the customer and return the defective product to the manufacturer for credit.

Unexpected equipment failures, delays in deliveries or catastrophic loss delays may lead to production curtailments or shutdowns.

We outsource our manufacturing and distribute products to our customers located in China. An interruption in production capabilities at any of these manufacturing facilities could result in our inability to produce our products, which would reduce our net sales and earnings for the affected period. In addition, we generally deliver our products only after receiving the order from the customer or the retailer, and in certain facilities, on a just-in-time basis, and thus do not hold significant levels of inventories. In the event of a disruption in production at any of our manufacturing facilities, even if only temporary, or if we experience delays as a result of events that are beyond our control, delivery times could be severely affected. For example, a third party carrier could potentially be unable to deliver our products within acceptable time periods due to a labor strike or other disturbance in its business. Any significant delay in deliveries to our customers could lead to increased returns or cancellations and cause us to lose future sales. Any increase in freight charges could increase our costs of doing business and affect our profitability. Our manufacturing facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions. Despite the fact that we maintain insurance covering the majority of these risks, we may in the future experience material plant shutdowns or periods of reduced production as a result of equipment failure, delays in deliveries or catastrophic loss.

The loss of the services of any members of our senior management team could impair our ability to execute our business strategy and as a result, reduce our sales and profitability.

We depend on the continued services of our senior management team. The loss of key personnel could have a material adverse effect on our ability to execute our business strategy and on our financial condition and results of operations. We do not maintain key-person insurance for members of our senior management team.

The audit report included in our Annual Report was prepared by auditors who are not inspected by the Public Accounting Oversight Board ("PCAOB") and as a result, our shareholders are deprived of the benefit of having PCAOB inspections.

The independent registered public accounting firm that issues the audit reports included in our annual reports filed with the SEC, as auditors of companies that are traded publicly in the United States and a firm registered with the Public Company Accounting Oversight Board (United States), or the "PCAOB", is required by the laws of the United States to undergo regular inspections by the PCAOB to assess its compliance with the laws of the United States and professional standards. Because our auditors are located in the PRC, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the PRC authorities, our auditors are not currently inspected by the PCAOB.

Inspections of other firms that the PCAOB has conducted outside China have identified deficiencies in those firms' audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The inability of the PCAOB to conduct inspections in China prevents the PCAOB from regularly evaluating our auditor's statements, audits and quality control procedures. As a result, investors may be deprived of the benefits of PCAOB inspections.

The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of our auditor's quality control and audit procedures as compared to auditors outside of China that are subject to PCAOB inspections. Investors may lose confidence in our reported financial information and procedures and the quality of our financial statements.

We may be exposed to risks relating to management's conclusion that our disclosure controls and procedures and internal controls over financial reporting are ineffective.

We do not have an independent audit committee and our Board of Directors may be unable to fulfill the functions of such a committee which may compromise the management of our business.

Currently, we do not have an independent audit committee. Our Board of Directors functions as our audit committee and is comprised of four directors, two of whom are not considered to be "independent" in accordance with the requirements of Rule 10A-3 under the Securities Exchange Act of 1934. An independent audit committee plays a crucial role in the corporate governance process, assessment of the Company's processes relating to its risks and control environment, oversight of financial reporting, and evaluation of internal and independent audit processes. The lack of an independent audit committee may prevent the Board of Directors from being independent in its judgments and decisions and its ability to pursue the committee's responsibilities, which could compromise the management of our business

Risks Related to Doing Business in China

Adverse changes in the economic and political policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could adversely affect our business.

We conduct substantially all our business operations in China. Accordingly, our results of operations, financial condition and prospects are significantly dependent on economic and political developments in China. China's economy differs from the economies of developed countries in many aspects, including the level of development, growth rate and degree of government control over foreign exchange and allocation of resources. While China's economy has experienced significant growth in the past 30 years, the growth has been uneven across different regions and periods and among various economic sectors in China. We cannot assure you that China's economy will continue to grow, or that if there is growth, such growth will be steady and uniform, or that if there is a slowdown, such slowdown will not have a negative effect on our business and results of operations.

The PRC government exercises significant control over China's economic growth through the allocation of resources, control over payment of foreign currency-denominated obligations, implementation of monetary policy, and preferential treatment to particular industries or companies. Certain measures adopted by the PRC government may restrict loans to certain industries, such as changes in statutory deposit reserve ratio and lending guidelines for commercial banks by the People's Bank of China, or PBOC. These current and future government actions could materially affect our liquidity, access to capital, and ability to operate our business.

The global financial markets experienced significant disruptions in 2008 and the United States, Europe and other economies went into recession. The recovery from the lows of 2008 and 2009 was uneven and it is facing new challenges, including the escalation of the European sovereign debt crisis since 2011. It is unclear whether the European sovereign debt crisis will continue and what effects it may have on China's economy and our business. In response to the global financial crisis and economic downturn, the PRC government adopted various measures aimed at expanding credit and stimulating economic growth, such as decreasing the PBOC statutory deposit reserve ratio and lowering benchmark interest rates. For example, the PBOC decreased the statutory reserve ratio two times consecutively in February 2015 and April 2015, respectively. It also decreased the benchmark interest rates by 25 basis points in November 2014, February 2015 and May 2015, respectively. In particular, the PBOC decided to cut financial institutions RMB benchmark deposit and lending interest rates since May 11, 2015. The one-year benchmark deposit rate and benchmark lending interest rate were cut by 0.25 percentage points, respectively. However, it is unclear whether the PRC economic policies will be effective in sustaining stable economic growth in the future.

Any slowdown in the economic growth of China could lead to reduced demand for our products, which could materially and adversely affect our business, financial condition and results of operations.

Inflation in China may have an adverse effect on our business, financial condition and results of operations.

China's economy has experienced rapid expansion together with rising rates of inflation, which may also erode disposable incomes and consumer spending. Furthermore, certain components of our cost of sales, including direct raw material costs, direct labor costs, design costs and direct manufacturing overhead, may increase as a result of an increase in the cost of materials and labor resulting from general inflation. However, we cannot guarantee that we can pass on increased costs to customers through increases in retail prices. This could adversely impact our business, financial condition and results of operations.

Uncertainties presented by the PRC legal system could limit the legal protections available to us and to our investors, which may have a material adverse effect on our business and results of operations.

Our operations in China are governed by PRC laws and regulations. Our PRC subsidiaries are foreign-invested enterprises and are subject to laws and regulations applicable to foreign investment in China. China has a civil law legal system based on written statutes. Unlike the common law system, previous court decisions in China may be cited for reference but have limited precedential value. Although the overall effect of legislation over the past 30 years has significantly enhanced the protections afforded to various forms of foreign investments in China, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their non-binding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. Such uncertainties may limit the legal protections available to us and to other foreign investors, including you as an investor.

In addition, the PRC legal system is based in part on government policies and certain internal rules, some of which are not published on a timely basis or at all and which may have retroactive effect. As a result, we may not be aware of our violation of these policies and internal rules until sometime after the violation. Also, any administrative or court proceedings may be protracted, resulting in substantial costs and diversion of resources and management attention if we seek to enforce our legal rights through administrative or court proceedings. Moreover, compared to more developed legal systems, the PRC administrative and court authorities have significantly wider discretion in interpreting and implementing statutory and contractual provisions. As a result, it may be more difficult to evaluate the outcomes of the administrative and judicial proceedings as well as the level of legal protections we are entitled to. These uncertainties may impede our ability to enforce our contracts, which could in turn materially and adversely affect our business and operations.

Government control over currency conversion may limit our ability to issue dividends to our shareholders in foreign currencies, and may therefore adversely affect the value of your investment.

The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. We receive all of our revenues in Renminbi. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. Therefore, our PRC subsidiaries are able to pay dividends in foreign currencies to us without prior approval from SAFE by complying with certain procedural requirements. But approval from or registration with appropriate government authorities is required where Renminbi are to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currencies to satisfy our foreign currency demands, we may not be able to pay dividends in foreign currencies to our shareholders.

Fluctuations in the value of the Renminbi may have a material adverse effect on your investment.

Substantially all of the revenues and costs of our PRC subsidiaries are denominated in Renminbi. Fluctuations in the U.S. dollar-Renminbi exchange rate will affect the relative value of these proceeds in Renminbi terms. Fluctuations in the exchange rate will also affect the relative value in Renminbi terms of earnings from and the value of any U.S. dollar-denominated investments we make in the future.

The value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in the political and economic conditions and foreign exchange policies of China. In July 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar. However, the PBOC regularly intervenes in the foreign exchange market to limit fluctuations in Renminbi exchange rates and achieve policy goals. Following the removal of the U.S. dollar peg, the Renminbi appreciated more than 20% against the U.S. dollar over the following three years. From July 2008 to June 2010, the Renminbi traded within a narrow range against the U.S. dollar. Since June 2010 the Renminbi has further appreciated against the U.S. dollar, from approximately RMB6.83 per U.S. dollar as of June 1, 2010 to approximately RMB6.21 per U.S. dollar as of May 8, 2015. It is difficult to predict how Renminbi exchange rates may change going forward.

The hedging options available in China to reduce our exposure to exchange rate fluctuations are quite limited. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to adequately hedge our exposure or at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert Renminbi into foreign currency. As a result, fluctuations in exchange rates may have a material adverse effect on your investment.

PRC laws and regulations establish more complex procedures for some acquisitions of Chinese companies by foreign investors and may make it more difficult for us to make future acquisitions or dispositions of our business operations or assets in China.

PRC laws and regulations, such as the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors promulgated by six PRC regulatory agencies, or the New M&A Rules, Anti-monopoly Law of the PRC and the Rules of Ministry of Commerce on Implementation of Security Review System of Mergers and Acquisitions of Domestic Enterprises by Foreign Investors promulgated by the MOFCOM in August 2011, or the MOFCOM Security Review Rules, established additional procedures and requirements that are expected to make merger and acquisition activities in China by foreign investors more time consuming and complex, including requirements in some instances that MOFCOM be notified in advance of any change of control transaction in which a foreign investor takes control of a PRC domestic enterprise, or that the approval from MOFCOM be obtained in circumstances where overseas companies established or controlled by PRC enterprises or residents acquire affiliated domestic companies. PRC laws and regulations also require certain merger and acquisition transactions to be subject to merger control review or security review.

The New M&A Rules, effective from September 8, 2006 and amended on June 22, 2009, established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time-consuming and complex, including requirements in some instances that the MOFCOM be notified in advance of any change of control transaction in which a foreign investor takes control of a PRC domestic enterprise.

The MOFCOM Security Review Rules, effective from September 1, 2011, which implement the Notice of the General Office of the State Council on Establishing the Security Review System for Mergers and Acquisitions of Domestic Enterprises by Foreign Investors promulgated on February 3, 2011, further provide that, when deciding whether a specific merger or acquisition of a domestic enterprise by foreign investors is subject to the security review by MOFCOM, the principle of substance over form should be applied and foreign investors are prohibited from bypassing the security review requirement by structuring transactions through proxies, trusts, indirect investments, leases, loans, control through contractual arrangements or offshore transactions. There is no explicit provision or official interpretation stating that our business falls into the scope subject to the security review. As these circulars and rules are relatively new and there is a lack of clear statutory interpretation on the implementation of the same, there is no assurance that the MOFCOM will apply these national security review-related circulars and rules to the acquisition of equity interest in our PRC subsidiaries.

If we are found to be in violation of the New M&A Rules, the MOFCOM Security Review Rules or any other PRC laws and regulations with respect to the merger and acquisition activities in China, or fail to obtain any of the required approvals, the relevant regulatory authorities would have broad discretion in dealing with such violation, including levying fines, confiscating our income, revoking our PRC subsidiaries' business or operating licenses, requiring us to restructure or unwind the relevant ownership structure or operations. Any of these actions could cause significant disruption to our business operations and may materially and adversely affect our business, financial condition and results of operations. Further, if the business of any target company that we plan to acquire falls into the ambit of security review, we may not be able to successfully acquire such company either by equity or asset acquisition, capital contribution or through any contractual arrangement. We may grow our business in part by acquiring other companies operating in our industry. Complying with the requirements of the relevant regulations to complete such transactions could be time consuming, and any required approval processes, including approval from MOFCOM, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

PRC regulations relating to the establishment of offshore special purpose vehicles by PRC residents may subject our PRC resident beneficial owners or our PRC subsidiaries to liabilities or penalties, limit our ability to contribute capital to our PRC subsidiaries, limit our PRC subsidiaries' ability to increase their registered capital or distribute profits to us, or may otherwise adversely affect us.

SAFE has promulgated regulations, including the Notice on Relevant Issues Concerning Foreign Exchange Administration for Domestic Residents' Financing and Roundtrip Investment Through Offshore Special Purpose Vehicles, or Circular 75, effective on November 1, 2005, requiring PRC residents to register with the local SAFE branch before establishing or controlling any company outside of China for the purpose of capital financing with assets or equities of PRC companies owned by such PRC residents, referred to in the notice as an "offshore special purpose vehicle." SAFE has further issued a series of implementation guidance, including the Operating Guidance for the Foreign Exchange Matters on Capital Item Direct Investment (SAFE Version), an appendix to the Notice of SAFE on Further Improvement and Adjustment of the Foreign Exchange Administrative Polices on Direct Investment, or Circular 59, which has come into effect as of December 17, 2012. These regulations require PRC residents and PRC corporate entities to register with competent local branches of SAFE in connection with their direct or indirect offshore investment in offshore special purpose vehicles On July 4, 2014, the SAFE issued the Notice on Relevant Issues Concerning Foreign Exchange Administration for Domestic Residents' Offshore Investment, Financing and Roundtrip Investment Through Offshore Special Purpose Vehicles, or Circular 37, together with its implementation guidance, which replaced Circular 75 and Circular 59. According to Circular 37, not only for the purpose of offshore financing, but also for the purpose of offshore investment, the offshore special purpose vehicles shall be registered with competent local branches of SAFE. On February 13, 2015, SAFE further issued the Notice on Further Simplification and Improvement of Foreign Exchange Administration Policies on Direct Investment, or Circular 13, according to which the registration of newly incorporated special purpose vehicles is delegated to the banks where the relevant residents domicile. These regulations may apply to our shareholders who are PRC residents or have PRC residents as their ultimate owners and may apply to any offshore acquisitions that we make in the future.

Under these foreign exchange regulations, PRC residents who make, or have previously made prior to October 2005, direct or indirect investments in offshore special purpose vehicles are required to register those investments. In addition, any PRC resident that is a shareholder of an offshore special purpose vehicle is required to amend such registration with respect to that offshore special purpose vehicle in connection with any increase or decrease of capital, transfer of shares, merger, division, equity investment or creation of any security interest over any assets located in China or other material changes in share capital. Moreover, any subsidiary of such offshore special purpose vehicle in China is required to urge the PRC resident shareholders to update their registration with the local branch of SAFE or local banks, as the case may be. If any shareholder who is considered as a PRC resident by SAFE fails to make the required registration or to update the previously filed registration, the subsidiary of such offshore special purpose vehicle in China may be prohibited from distributing its profits or the proceeds from any capital reduction, share transfer or liquidation to the offshore special purpose vehicle, and the offshore special purpose vehicle may also be prohibited from making additional capital contribution into its subsidiary in China.

We believe that Circular 37 currently does not apply to us since none of our shareholders is a PRC resident or citizen. However, we cannot assure you that any PRC resident or citizen who becomes our shareholder or the beneficial owner of our shares in the future will be able to comply with Circular 37 in a timely manner or at all. A failure by any of our shareholders or beneficial owners of our shares who are PRC residents or citizens to comply with these regulations and rules in the future could subject us to fines or legal sanctions, including restrictions on our PRC subsidiaries' ability to pay dividends or make distributions to, or obtain foreign currency-dominated loans from, us, and our ability to increase our investment in China. As a result, our business and results of operations and our ability to distribute profits to you could be materially and adversely affected.

PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from making loans or additional capital contributions to our PRC subsidiaries, which could adversely affect our ability to fund and expand our business.

We are an offshore holding company conducting our operations in China through our PRC subsidiaries. We may make loans or additional capital contributions to our PRC subsidiaries. Any loans to our PRC subsidiaries, which are treated as foreign-invested enterprises under PRC law, are subject to PRC regulations and foreign exchange loan registrations. Loans by us to any of our PRC subsidiaries to finance their activities cannot exceed statutory limits and must be registered with the local counterpart of SAFE. The statutory limit for the total amount of foreign debts of a foreign- invested company is the difference between the amount of total investment as approved by the PRC Ministry of Commerce or its local counterpart and the amount of registered capital of such foreign-invested company.

A failure to comply with PRC regulations regarding the registration of shares and share options held by our employees who are PRC citizens may subject such employees or us to fines and other legal or administrative sanctions.

Under the SAFE regulations, PRC residents who participate in an employee stock ownership plan or stock option plan in an overseas publicly- listed company are required to register with SAFE or its local branch and complete certain other procedures. Participants of a stock incentive plan who are PRC residents must retain a qualified PRC agent, which could be a PRC subsidiary of such overseas publicly-listed company, to conduct the SAFE registration and other procedures with respect to the stock incentive plan on behalf of these participants. Such participants must also retain an overseas entrusted institution to handle matters in connection with their exercise or sale of stock options. In addition, the PRC agent is required to amend the SAFE registration with respect to the stock incentive plan if there is any material change to the stock incentive plan, the PRC agent or the overseas entrusted institution or other material changes. We and our PRC citizen employees who will be granted share options, or PRC option holders, are subject to these rules. If we or our PRC option holders fail to comply with these rules, we or our PRC option holders may be subject to fines and legal or administrative sanctions.

Under the EIT law, we may be considered a PRC "resident enterprise." As a result, we may be subject to 25% PRC enterprise income tax on our worldwide income, and holders of our ADSs or ordinary shares may be subject to PRC tax on dividends paid by us and gains realized on their transfer of our ADSs or ordinary shares.

Under the PRC Enterprise Income Tax Law, or the EIT Law, and its implementing rules, both effective from January 1, 2008, an enterprise established outside of China with "de facto management bodies" within China is considered a "resident enterprise" and will be subject to enterprise income tax at the rate of 25% on its worldwide income. The implementing rules define the term "de facto management bodies" as "establishments that carry out substantial and overall management and control over the manufacturing and business operations, personnel, accounting, properties, etc. of an enterprise." The State Administration of Taxation issued the NoticeRegarding the Determination of Chinese-Controlled Offshore Incorporated Enterprises as PRC Tax Resident Enterprises on the Basis of De Facto Management Bodies, or Circular 82, on April 22, 2009. Circular 82 provides certain specific criteria for determining whether the "de facto management body" of a Chinese-controlled offshore incorporated enterprise is located in China, which include: (1) the location where senior management members responsible for an enterprise's daily operations discharge their duties; (2) the location where financial and human resource decisions are made or approved by organizations or persons; (3) the location where the major assets and corporate documents are kept; and (4) the location where more than half (inclusive) of all directors with voting rights or senior management have their habitual residence. On July 27, 2011, the State Administration of Taxation issued the Administrative Measures on Income Tax of Chinese controlled Resident Enterprises Incorporated Overseas (Trial), or Circular 45, which became effective on September 1, 2011, to supplement the implementation of Circular 82 and other tax laws and regulations. Circular 45 clarifies certain issues related to resident status determination, post-determination administration and competent tax authorities procedures. Although Circular 82 and Circular 45 apply only to offshore enterprises controlled by PRC enterprises, not those controlled by PRC individuals or foreign persons, the determining criteria set forth in such circulars may reflect the State Administration of Taxation's general position on how the "de facto management body" test should be applied in determining the tax resident status of offshore enterprises, regardless of whether they are controlled by PRC or foreign enterprises, or by PRC or foreign individuals. Accordingly, we may be considered a "resident enterprise" and may therefore be subject to the enterprise income tax at 25% on our worldwide income, which may increase our tax burden in the future. If we are treated as a PRC "resident enterprise," although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries should qualify as "tax-exempted income," we cannot assure you that such dividends will not be subject to a 10% withholding tax, as the State Administration of Taxation, which enforces the withholding tax, has not yet issued guidance with respect to the processing of outbound remittances to offshore companies controlled by individuals and/or foreign enterprises that are treated as resident enterprises for PRC enterprise income tax purposes and also because the dividends of our PRC subsidiaries would be paid to our Hong Kong subsidiary in the first instance.

In addition, it is uncertain whether, if we were considered a PRC "resident enterprise," any dividends to be distributed by us to our non-PRC enterprise shareholders would be subject to a 10% PRC withholding tax and whether any sale of our shares would be subject to a 10% PRC tax. If we are required under the EIT Law to withhold such withholding tax with respect to dividends, or if sales of our shares would be subject to PRC tax, your investment in our shares may be materially and adversely affected.

The PRC Individual Income Tax Law, or the Individual Tax Law, imposes tax at the rate of 20% on PRC-source dividends and gains realized by overseas individuals who are neither domiciled nor tax resident in China. Pursuant to the Individual Tax Law, although the matter is unclear, if we were considered a PRC resident enterprise, dividends or gains realized by our non-PRC individual shareholders may be treated as income derived from sources within China and may be subject to PRC tax (which in the case of dividends may be required to be withheld) at a rate of 20%.

The EIT Law will affect tax exemptions on dividends to be paid by our PRC subsidiaries to us through our Hong Kong subsidiary and we may not able to obtain certain treaty benefits under the relevant tax treaty.

Under the applicable PRC tax laws in effect before January 1, 2008, dividend payments to foreign investors made by foreign-invested enterprises in China were exempt from PRC withholding tax. Under the EIT Law, starting from 2008, dividends paid by a PRC foreign-invested enterprise to its immediate parent company outside the PRC are subject to a 10% withholding tax, unless any such foreign investor's jurisdiction of incorporation has a tax treaty with China that provides for a preferential withholding arrangement. Pursuant to a special tax arrangement between Hong Kong and China, such rate may be lowered to 5% if the PRC enterprise is at least 25% held by a Hong Kong enterprise. In October 2009, the State Administration of Taxation further issued the Circular on How to Interpret and Recognize the "Beneficial Owner" in Tax Agreements, or Circular 601, and certain other related rules. According to Circular 601, non-resident enterprises that cannot provide valid documents evidencing their beneficial ownership may not be approved to enjoy tax treaty benefits. For this purpose, the term "beneficial owners" refers to individuals, enterprises or other organizations which are normally engaged in substantive operations. These rules provide that a "conduit company" or any company established for the purposes of avoiding or reducing tax obligations or transferring or accumulating profits and not engaged in actual operations such as manufacturing, sales or management, is not a "beneficial owner."

Enhanced scrutiny over acquisition transactions by the PRC tax authorities may have a negative impact on potential acquisitions we may pursue in the future.

In connection with the EIT Law, the Ministry of Finance and the State Administration of Taxation jointly issued, on April 30, 2009, the Notice on Issues Concerning Process of Enterprise Income Tax in Enterprise Restructuring Business, or Circular 59. On December 10, 2009, the State Administration of Taxation issued the Notice on Strengthening the Management on Enterprise Income Tax for Non-resident Enterprises Equity Transfer, or Circular 698. Both Circular 59 and Circular 698 became effective retroactively on January 1, 2008.

By promulgating and implementing these circulars, the PRC tax authorities have enhanced their scrutiny over the direct or indirect transfer of equity interests in a PRC resident enterprise by a non-resident enterprise. The PRC tax authorities have the discretion under Circular 59 and Circular 698 to make adjustments to the taxable capital gains based on the difference between the fair value of the equity interests transferred and the cost of investment. Although we currently have no plans to pursue new acquisitions in China or elsewhere in the world, we cannot assure you that we will not pursue acquisitions in the future that may involve complex corporate structures. If we are considered a "non-resident enterprise" under the EIT Law and if the PRC tax authorities make adjustments under Circular 59 or Circular 698, our income tax costs associated with such potential acquisitions will be increased.

The enforcement of the Labor Contract Law and other labor-related regulations in China may adversely affect our business and our results of operations.

On June 29, 2007, the National People's Congress of China enacted the PRC Labor Contract Law, or the Labor Contract Law, which became effective on January 1, 2008. The Labor Contract Law established more restrictions and increased costs for employers to dismiss employees under certain circumstances, including specific provisions relating to fixed-term employment contracts, non-fixed term employment contracts, task-based employment, part-time employment, probation, consultation with the labor union and employee representative's council, employment without a contract, dismissal of employees, compensation upon termination and for overtime work, and collective bargaining. Under the Labor Contract Law, unless otherwise provided by law, an employer is obligated to sign a labor contract with a non-fixed term with an employee, if the employer continues to hire the employee after the expiration of two consecutive fixed-term labor contracts, or if the employee has worked for the employer for 10 consecutive years. Severance pay is required if a labor contract expires and is not renewed because of the employer's refusal to renew or seeking to renew with less favorable terms. In addition, under the Regulations on Paid Annual Leave for Employees, which became effective on January 1, 2008, employees who have served more than one year for an employer are entitled to a paid vacation of five to 15 days, depending on the employee's number of years of employment. Employees who waive such vacation at the request of employers are entitled to compensation that equals to three times their regular daily salary for each waived vacation day. As a result of these new labor protection measures, our labor costs and those of our third-party contract manufacturers are expected to increase, which may adversely affect our business and our results of operations. It is also possible that the PRC government may enact additional labor-related legislations in the future, which would further increase our labor costs and affect our operations and those of our third-party contract manufacturers.

Any recurrence of severe acute respiratory syndrome, or SARS, pandemic avian influenza or an increase in the severity of H1N1 influenza or any other widespread public health problem could adversely affect our business and results of operations.

Our business could be adversely affected by the effects of SARS, pandemic avian flu, H1N1 influenza or other epidemics or outbreaks. China reported a number of cases of SARS in 2004. There have been recent reports of occurrences of avian flu caused by the H5N1 or H9N7 virus in various parts of China, including a few confirmed human cases. Since 2009, China and other countries and regions have reported several occurrences of H1N1 influenza. Any prolonged recurrence of SARS, avian flu, H1N1 influenza, Ebola or any other adverse public health developments in China may have a material adverse effect on our business operations, because such incidents could result in quarantines or closures of our offices, manufacturing facilities and retail outlets, travel and transportation restrictions, import and export restrictions and a general slowdown in China's economy. In addition, the World Health Organization and the PRC government may recommend or impose other measures that could cause significant interruption to our business operations. Any of the foregoing events or other unforeseen consequences of public health problems could materially adversely affect our business, financial condition and results of operations.

Risks Related to Our Common Stock

We intend to take advantage of the disclosure requirements of the JOBS Act provided for emerging growth companies including not providing all of the accounting disclosure that other companies will be required to provide which may limit an investor's ability to compare our financial statements with other companies.

Under the JOBS Act, we can elect to not comply with new or revised accounting standards which will allow us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies. Until the standards are required for private companies, we will not have to adopt those standards. As such, our financial statements may not be comparable to companies that comply with public company effective dates. This could affect an investor's ability to evaluate our financial statements compared to other public companies. In addition to the financial statements, the JOBS Act along with being a "Smaller Reporting Company" allows us to provide less disclosure on certain issues such as executive compensation as other companies which could affect an investor's ability to compare us to other companies.

If and when the Company's common stock is publicly traded, the Company's stock price may be volatile.

The Company's common stock is not presently publicly traded. In the future, if the Company's common stock becomes publicly traded, the market price of the Company's common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond the Company's control, including the following:

•	technological innovations or new products and services by the Company or its competitors;

•	additions or departures of key personnel;

•	the Company's ability to execute its business plan;

•	operating results that fall below expectations;

•	loss of any strategic relationship;

•	industry developments;

•	economic and other external factors; and,

•	period-to-period fluctuations in the Company's financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of the Company's common stock.

We may in the future issue additional shares of our common stock which would reduce investors' ownership interests in the Company and which may dilute our share value.

Our Articles of Incorporation authorizes the issuance of 65,000,000 shares of common stock, par value $0.001 per share and 10,000,000 shares of preferred stock, $.001 par value. The future issuance of all or part of our remaining authorized common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

In the future, the Company might authorize a class of preferred stock with rights and preferences superior to those of the common stockholders and which might contain provisions giving them priority over the rights of the common stockholders. Any such class of preferred stock may result in substantial dilution to our common stockholders and have an adverse effect on any trading market for our common stock.

FINRA sales practice requirements may limit a stockholder's ability to buy and sell our stock.

The Financial Industry Regulatory Authority ("FINRA") has adopted rules that relate to the application of the SEC's penny stock rules in trading our securities and require that a broker/dealer have reasonable grounds for believing that the investment is suitable for that customer, prior to recommending the investment. Prior to recommending speculative, low priced securities to their non-institutional customers, broker/dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information.

Under interpretations of these rules, FINRA believes that there is a high probability that speculative, low priced securities will not be suitable for at least some customers. FINRA's requirements make it more difficult for broker/dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker/dealers may be willing to make a market in our common stock, reducing a shareholder's ability to resell shares of our common stock.

The Company's common stock is currently deemed to be "penny stock", which makes it more difficult for investors to sell their shares.

The Company's common stock is and will be subject to the "penny stock" rules adopted under section 15(g) of the Exchange Act. The penny stock rules apply to companies whose common stock is not listed on the NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If the Company remains subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for the Company's securities. If the Company's securities are subject to the penny stock rules, investors will find it more difficult to dispose of the Company's securities.

Further, the Company's common stock is not currently traded on any over-the-counter market and there can be no assurances that our common stock will be traded on the over-the-counter market on the "pink sheets" since the Company's stock is not currently registered with the SEC. As such, many stock brokerage firms will not allow accountholders to deposit shares of the Company's stock into accounts at these brokerage firms or to trade in the Company's stock for so long as it is on the pink sheets and has a limited amount of trading volume.

Section 203 of the Nevada General Corporation Law may deter a third party from acquiring us.

Section 203 of the Nevada General Corporation Law prohibits a merger with a 15% shareholder within three years of the date such shareholder acquired 15%, unless the merger meets one of several exceptions. The exceptions include, for example, approval by two-thirds of the shareholders (not counting the 15% shareholder), or approval by the Board prior to the 15% shareholder acquiring its 15% ownership. This provision makes it difficult for a potential acquirer to force a merger with or takeover of the Company, and could thus limit the price that certain investors might be willing to pay in the future for shares of our Common Stock.

Item 1B. Unresolved Staff Comments

No.

Item 2. Properties

We currently lease 800 sq. ft. of office space on a long-term lease that expires on December 31, 2016. The current yearly lease amount is $34,168 or approximately $2,850 per month. The Company believes its office space is sufficient for its current operations. Our telephone number is (852) 28062312. We do not currently maintain any other office facilities.

The Company through its operating subsidiary Yuewin lease 123.8 sq. metre self-managed store on a long-term lease that expires on August 31, 2017. The current yearly lease amount is $12,335 or approximately $1,030 per month. Moreover, Yuewin had leased 6 warehouses for storage of inventory on lease term that will expire through August 31, 2016. The current yearly lease amount is $4,659 or approximately $390 per month.

Item 3. Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Mine Safety Disclosure

Not Applicable

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is not currently quoted on any stock exchange.

Record Holders

As of March 30, 2016, there were 47 holders of record of our Common Stock.

Dividend Policy

We have never declared or paid any cash dividends on our Common Stock. We currently anticipate that we will retain all available funds for use in the business operation and expansion of our business, and do not anticipate paying any cash dividends in the foreseeable future.

The payment of dividends is contingent on the ability of our PRC based operating subsidiaries Guangzhou Smartfame to obtain approval to send monies out of the PRC. The PRC's national currency, the Yuan or Renminbi, is not a freely convertible currency. The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends.

Equity Compensation Plan Information

During the years ended December 31, 2015 and 2014, respectively, we did not issue any shares of our common stock to consultants. We may from time to time issue additional shares to our consultants, employees or directors at the discretion of our board of directors.

Item 6. Selected Financial Data

Pursuant to Item 301(c) of Regulation S-K (§ 229.301(c)), the Company is not required to provide the information required by this Item as it is a "smaller reporting company," as defined by Rule 229.10(f)(1).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other portions of this report contain forward-looking information that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated by the forward-looking information. Factors that may cause such differences include, but are not limited to, availability and cost of financial resources, product demand, market acceptance and other factors discussed in this report under the heading "Risk Factors." This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's financial statements and the related notes included elsewhere in this report.

Overview

Corporate Background

Our principle line of business is developing, producing and selling our mattress, pillow, and bedding products. For the year ended December 31, 2015, the retail industry in China had slowed down and competition was furious. Traditional retail share has been eaten by E-commerce.

According to the current market situation, our company changed the sales strategy, doing more promotion and started to develop our O2O marketing channel, so that we can still keep our sales volume under current situation. For the year ended December 31, 2015, our revenue is $2,617,987, which generated by our self-managed store was $2,445,073, the revenue generated by the franchised stores totaled $172,914. Our revenues by brand for the year ended December 31, 2015 were as follows: Revenue of SleepAid was $609,991, BEMCO was $1,541,994 and Whinny was $466,002.

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

Executive Summary

In 2015, our major sales came from selling of mattress, pillow, and bedding products.

•	Net revenue for the year ended December 31, 2015 decreased by 18.5% to $2.62 million compared to the same period in 2014.
	o	Revenue from our self-managed store was $2,445,073
	o	Revenue from franchised stores was $172,914
	o	Revenue from our brand SleepAid was $609,991
	o	Revenue from the brand BEMCO was $1,541,994
	o	Revenue from the brand Whinny was $466,002

•	Gross profit for the year ended December 31, 2015 decreased by 10.4% to $756,057 compared to the same period in 2014.
	o	Gross profit margin for the year ended December 31, 2015 increased 2.6% to 28.9% compared to the same period in 2014.

•	Net profit for the year ended December 31, 2015 decreased by 65.7% to $49,152 compared to the same period in 2014.
	o	Selling expenses for the year ended December 31, 2015 decreased 14.8% to $163,830 compared to the same period in 2014.
	o	General and administrative expenses for the year ended December 31, 2015 increased 18.0% to $559,524 compared to the same period in 2014.

Results of Operations

The following table sets forth the comparison of the operations data for the year ended December 31, 2015 and 2014 and should be read in conjunction with our consolidated financial statements and the related notes for the year ended December 31, 2015 which appearing elsewhere in this document.

	Year Ended December 31,
	2015	2014	Difference	Percentage Increase
Net revenue	$2,617,987	$3,213,068	$-595,081	-18.5%
Cost of sales	1,861,930	2,369,455	-507,525	-21.4%
Gross profit	756,057	843,613	-87,556	-10.4%

Operating expenses
Sales and marketing	163,830	192,174	-28,344	-14.8%
General and administrative	559,524	474,023	85,502	18.0%
Total operating expenses	723,354	666,197	57,1570	8.6%

Income (loss) from operations	32,703	177,416	-144,713	-81.6%
Other income (expense)	49,026	5,635	43,391	770.0%
Income before income taxes provision	81,729	183,051	-101,322	-55.4%
Income taxes	32,576	39,835	-7,258	-18.2%
Net (loss) income	$49,153	$143,216	$-94,064	-65.7%

The following table sets forth key components as a percentage of net revenue for the year ended December 31, 2015 and 2014

	Year Ended December 31,
	2015	2014
Net revenue	100.0%	100.0%
Cost of sales	(71.1)%	(73.7)%
Gross profit	28.9%	26.3%

Operating expenses
Sales and marketing	(6.3)%	(6.0)%
General and administrative	(21.4)%	(14.8)%
Total operating expenses	(27.7)%	(20.8)%

Income (loss) from operations	1.2%	5.5%
Other income (expenses)	1.9%	-0.01%
Income (loss) before income taxes provision	3.1%	5.5%
Income taxes provision	(1.2)%	(1.2)%
Net (loss) income	1.9%	4.3%

Comparison of the Years Ended December 31, 2015 and 2014

Net revenue for the fiscal year 2015 was $2,617,987, decreased $595,081 or 18.5% from $3,213,068 for the fiscal year 2014. The revenue generated by our self-managed stores was $2,445,073, and by the franchised stores was $172,914. Our revenues by brand for the fiscal year 2015 were as follows: Revenue of SleepAid was $609,991, BEMCO was $1,541,994 and Whinny was $466,002. The decrease in revenue was mainly result of slowing down in China economy caused the retail market become quiet and slow.

Cost of Sales

Cost of Sales for the fiscal year 2015 was $1,861,930, representing an decrease of $507,525 or 21.4% from $2,369,455 for the fiscal year 2014. The decrease was due to the decline in net revenue, which was consisted of the related costs of commission paid to the shopping malls. However, the percentage decrease in Cost of Sales was lesser than that of the percentage decrease in Net Revenue representing the Company had an effective cost saving performance in the slow down economy.

Gross Profit

Gross profit was decreased by $87,556, or 10.4%, to $756,057, or 28.9% of net revenue in fiscal 2015 from $843,613, or 26.3% of net revenue in fiscal 2014. The gross profit decreased was primarily attribute revenue decrease in fiscal year 2015 compared to fiscal year 2014.

China's retail industry in general, and its mattress, pillow, and bedding products industry are becoming more competitive every year. In this competitive marketplace, it is likely that we will focus on not only providing our customers with low prices in order to increase our market share and long term sales volume but also on the development for better selling channels such as e-trading platform to widen our customer segment.

Sales and Marketing Expenses

Selling expenses decreased by $28,344, or 14.8%, to $163,830 or 6.3% of net revenue in fiscal year 2015 from $192,174 or 6.0% of net revenue in fiscal year 2014. The decrease was mainly attributed by better control and more cost effective in expenditure.

General and Administrative Expenses

General and administrative expenses increased by $85,501, or 18.0%, to $559,524 or 21.4% of net revenue in fiscal year 2015 from $474,023 or 14.8% of net revenue in fiscal year 2014. The increase was mainly attributed by 1) the increase in salaries and related social security insurance expenses by $52,268, to $390,541 in fiscal year 2015 from $338,273 in fiscal year 2014, 2) the increase in development expenses by $46,715 to $73,451 in fiscal year 2015 from $26,736 in fiscal year 2014, and 3) the audit fee expenditure of $22,000 in fiscal year 2015.

Income Taxes Provision

The Company and its subsidiary are subject to income tax in Hong Kong and PRC. Income tax provision for the year ended December 31, 2015 was $32,576, a decrease of $7,259 or 18.2% from $39,835 for the year ended December 31, 2014.

Net (loss) Income

The Company recorded a consolidated net income of $49,153 for the fiscal year 2015, decreased $94,063 or 65.7%, from net income of $143,216 in the fiscal year 2014. This was resulted by the going down of economy in China lead to reduction in profit margin in the retail market with the continuous increase in operating expenses.

Critical Accounting Policies and Estimates

Our critical accounting estimates are included in our significant accounting policies as described in Note 2 of the consolidated financial statements included in Item 8, Financial Statements, of this Annual Report on Form 10-K. Those consolidated financial statements were prepared in accordance with GAAP. Critical accounting estimates are those that we believe are most important to the portrayal of our financial condition and results of operations. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense. Our estimates are evaluated on an ongoing basis and drawn from historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. Actual results may differ from our estimates. Management believes that the following accounting estimates reflect the more significant judgments and estimates we use in preparing our consolidated financial statements.

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

Impairment of Long-Lived Assets

We account for impairment of long-lived assets in accordance with FASB ASC 360. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose. During the reporting fiscal years 2015 and 2014, there was no impairment loss incurred. Competitive pricing pressure and changes in interest rates, could materially and adversely affect our estimates of future net cash flows to be generated by our long-lived assets.

Inventory Valuation

Inventories primarily consist of merchandise inventories and are stated at lower of cost or market and net realizable value. Cost of inventories is calculated on the weighted average basis which approximates cost. Management regularly reviews inventories and records valuation reserves for damaged and defective returns, inventories with slow-moving or obsolescence exposure and inventories with carrying value that exceeds market value. Because of its product mix, the Company has not historically experienced significant occurrences of obsolescence. Inventory shrinkage is accrued as a percentage of revenues based on historical inventory shrinkage trends. The Company performs physical inventory count of its stores once per quarter and cycle counts inventories at its distribution centers once per quarter throughout the year. The reserve for inventory shrinkage represents an estimate for inventory shrinkage for each store since the last physical inventory date through the reporting date. These reserves are estimates, which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions, consumer demand and competitive environments differ from expectations..

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts, the aging of accounts receivable, our history of bad debts, and the general condition of the industry. If a major customer's credit worthiness deteriorates, or our customers' actual defaults exceed our historical experience, our estimates could change and impact our reported results.

Liquidity and Capital Resources

The Company's liquidity and capital is dependent on the company continuing to increase its revenues and the capital it can raise to continue the Company's development and expansion of its product lines. The Company estimates that its current and available capital resources are sufficient to fund its planned operations through the year of 2016.

The operation had been financed by the current beneficiary shareholders through not only the injection of capital, but also by loans to the Company. The loans are unsecured, non-interest bearing and repayable at demand. Going forward, the current beneficiary shareholders will continue to finance the company's operations, and we also plan to secure additional financing through private placements of equity and short-term borrowings from banks.

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

At December 31, 2015 we had cash of $184,010 as compared to $515,053 in cash at December 31, 2014.

Our total current assets as of December 31, 2015 was $1,258,498, decreased by $491,913 as compared to $1,750,411 as of December 31, 2014, which consisted of cash of $184,010, inventory of $806,443, trade receivables of $159,118, advance to supplies of $14,791, other receivables of $26,135 and loans to related parties of $68,001 as of December 31, 2015, as compared to total amount consisted of cash of $515,053, inventory of $700,530, trade receivables of $302,587, deposit of $9,762, other receivables of $171,937, advances to suppliers of $42,379 and loans to related parties of $8,163 as of December 31, 2014. The decrease in current assets was mainly attributed by the decrease in cash of $331,043 and the decrease in trade receivables of $143,469.

The current liabilities of the Company at December 31, 2015 was $1,198,946, decreased by $511,742 as compared to $1,710,688 as of December 31, 2014, which are composed primarily of loans from related parties of $593,723, accounts payable of $423,121, advances from customers of $72,139 and income tax payable of $31,382 as of December 31, 2015, as compared to the amount composed primarily of loans from related parties of $741,165, accounts payable of $644,870, short term bank loans of $254,978, advances from customers of $20,639 and income tax payable of $14,361 as of December 31, 2014. The changes in current liabilities were mainly resulted of the repayment of short term bank loans of $254,978, the decrease in accounts payable of $221,749, and the changes in loans from related parties of $147,442.

As result of the above mentioned, at December 31, 2015, the Company had working capital of $59,552, increased by $19,829 as compared to $39,723 as at December 31, 2014.

Net Cash Provided by Operating Activities

Operating Activities: Net cash provided by operating activities during the year ended December 31, 2015, was $140,633 compared to cash provided of $618,407 for the same period in 2014. This represents a decrease of $477,774.

During the year ended December 31, 2015, the $98,851 cash used was primarily contributed by $49,153 net income, $133,694 accounts receivable, $142,550 other receivables, $26,425 advances to suppliers, $54,872 advances from customer, $62,814 other payables and $21,032 accrued expenses, while used $149,407 in inventories and $195,506 in accounts payables, compared to during the year ended December 31, 2014, the $618,407 cash provided was primarily derived from $143,216 net income, $258,261 other receivables, $250,788 accounts payable, $370,717 loans from related parties and $47,496 advances to suppliers, while used $134,318 accounts receivable and $336,865 in inventory.

Net Cash Provided by Investing Activities

In the year ended December 31, 2015, net cash used for investing activities amounted to $2,508 while net cash used for investing activities in the year ended December 31, 2014, amounted to $6,288, a decrease of $3,780. This decrease was primarily due to the decrease in spending of purchase of PPE from $6,288 in FY2014 to $960 in FY2015, and with the spending of purchase of trademark of $1,548 in FY 2015.

Net Cash Used for Financing Activities

In the year ended December 31, 2015, net cash used for financing activities amounted to $458,806 while net cash used for financing activities in the year ended December 31, 2014, amounted to $239,806, a decrease of $219,000. This was primarily comprised of the repayment of principal of bank loans $251,831 in 2015, and the decrease of loan from related parties by $206,975 in the year 2015.

As of December 31, 2015, the Company had total assets of $1,268,096 and total liabilities of $1,198,946, compared to total assets of $1,761,857 and total liabilities of $1,710,688 as of December 31, 2014 respectively. Stockholder's equity as of December 31, 2015 was $69,150 compared to equity of $51,169 at December 31, 2014.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2015 and 2014, our material off-balance sheet arrangements are operating lease obligations. We excluded these items from the balance sheet in accordance with generally accepted accounting principles in the United States of America ("GAAP"). Information regarding our operating leases is available in Item 2, Properties and Note 10, Commitments, of the notes to consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Operating lease commitments consist principally of leases for our office and warehouse. These leases frequently include options which permit us to extend the terms beyond the initial fixed lease term. With respect to most of those leases, we intend to renegotiate those leases as they expire.

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included as outstanding contractual obligations.

Related Party Transactions

We conduct business with several affiliated companies. All of the related party transactions taking place during the reporting periods were conducted in the normal course of business. The prices of products sold to or purchased from these related entities are in the same price ranges as those offered to other non-related customers or purchased from other vendors.

New Accounting Pronouncements

See Note 2 to consolidated financial statements included in Item 8, Financial Statements, of this Annual Report on Form 10-K

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data

Attached hereto and filed as part of this Annual Report on Form 10-K are our Consolidated Financial Statements, beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

For the fiscal year 2014, the Company engaged Malone Bailey, LLP to audit SLEEPAID, and engaged AWC (CPA) Limited, an independent PCAOB registered CPA firm, to audit the operating subsidiaries including Yugosu, Guangzhou Smartfame and Yuewin, The audit reports had been filed to SEC in Form 10-12G and following amendments since May 27, 2015. The Board of Directors decided to continue the engagement of AWC (CPA) Limited as the Company's independent auditor for the entire Group auditor based on the reason that will serve the best interest for the proximity of the operation.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Disclosure Controls. In designing and evaluating the Company's disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, Company management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Evaluation of Disclosure Controls and Procedures. The Company's CEO and CFO have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 31, 2015, and based on this evaluation, the Company's principal executive and financial officers have concluded that the Company's disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. The Company's principal executive and financial officer's conclusion regarding the Company's disclosure controls and procedures is based on management's conclusion that the Company's internal control over financial reporting are ineffective, as described below.

Management's Report on Internal Control over Financial Reporting

The Company's CEO and CFO are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system was designed to provide reasonable assurance to the company's management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

In making its assessment of internal control over financial reporting management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the material weakness described in the following paragraphs, management believes that, as of December 31, 2015, the company's internal control over financial reporting was not effective based on those criteria.

Management's evaluation was retrospective and conducted as of December 31, 2015, the last day of the fiscal year covered by this Form 10-K. Based upon management's evaluation, our CEO and CFO have concluded that our internal controls over financial reporting were not effective as of December 31, 2015 because we have not completed the remediation (discussed elsewhere in this document) for the fiscal year ended December 31, 2015 due to the following material weaknesses:

Company-level controls. We did not maintain effective company-level controls as defined in the Internal Control—Integrated Framework published by COSO. These deficiencies related to each of the five components of internal control as defined by COSO (control environment, risk assessment, control activities, information and communication, and monitoring). These deficiencies resulted in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected. Specifically,

•

Our control environment did not sufficiently promote effective internal control over financial reporting throughout our organizational structure, and this material weakness was a contributing factor to the other material weaknesses described in this Item 9A;

•	Our board of directors had not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically:

	–	no formally documented financial analysis was presented to our board of directors, specifically fluctuation, variance, trend analysis or business performance reviews;
	–	an effective whistleblower program had not been established;
	–	there was insufficient oversight of external audit specifically related to fees, scope of activities, executive sessions, and monitoring of results;
	–	there was insufficient oversight of accounting principle implementation;
	–	there was insufficient review of related party transactions; and
	–	there was insufficient review of recording of stock transactions.

•

We did not maintained sufficient competent evidence to support the effective operation of our internal controls over financial reporting, specifically related to our board of directors' oversight of quarterly and annual SEC filings; and management's review of SEC filings, journal entries, account analyses and reconciliations, and critical spreadsheet controls;

•

We had inadequate risk assessment controls, including inadequate mechanisms for anticipating and identifying financial reporting risks; and for reacting to changes in the operating environment that could have a material effect on financial reporting;

•	There was inadequate communication from management to employees regarding the general importance of controls and employees duties and control responsibilities;

•

We had inadequate monitoring controls, including inadequate staffing and procedures to ensure periodic evaluations of internal controls, to ensure that appropriate personnel regularly obtain evidence that controls were functioning effectively and that identified control deficiencies were remediated in a timely manner;

•

We had an inadequate number of trained finance and accounting personnel with appropriate expertise in U.S. generally accepted accounting principles. Accordingly, in certain circumstances, an effective secondary review of technical accounting matters was not performed;

•	We had inadequate controls over our management information systems related to program changes, segregation of duties, and access controls;

•

We had inadequate access and change controls over end-user computing spreadsheets. Specifically, our controls over the completeness, accuracy, validity and restricted access and review of certain spreadsheets used in the period-end financial statement preparation and reporting process were not designed appropriately or did not operate as designed; and

•	We were unable to assess the effectiveness of our internal control over financial reporting in a timely matter.

Financial statement preparation and review procedures. We had inadequate policies, procedures and personnel to ensure that accurate, reliable interim and annual consolidated financial statements were prepared and reviewed on a timely basis. Specifically, we had insufficient: a) levels of supporting documentation; b) review and supervision within the accounting and finance departments; c) preparation and review of footnote disclosures accompanying our financial statements; and d) technical accounting resources. These deficiencies resulted in errors in the financial statements and more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

Inadequate reviews of account reconciliations, analyses and journal entries. We had inadequate review procedures over account reconciliations, account and transaction analyses, and journal entries. Specifically, deficiencies were noted in the following areas: a) management review of supporting documentation, calculations and assumptions used to prepare the financial statements, including spreadsheets and account analyses; and b) management review of journal entries recorded during the financial statement preparation process. These deficiencies resulted in a more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

Inadequate controls over purchases and disbursements. We had inadequate controls over the segregation of duties and authorization of purchases, and the disbursement of funds. These weaknesses increase the likelihood that misappropriation of assets and/or unauthorized purchases and disbursements could occur and not be detected in a timely manner. These deficiencies resulted in errors in the financial statements and in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected. Specifically,

•	We had inadequate procedures and controls to ensure proper segregation of duties within our purchasing and disbursements processes and accounting systems;

•	We had inadequate procedures and controls to ensure proper authorization of purchase orders; and

•	We had inadequate approvals for payment of invoices and wire transfers.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

As of December 31, 2015, we had not completed the remediation of any of these material weaknesses.

We are addressing the outstanding material weaknesses described above, as well as our control environment. We also expect to undertake the following remediation efforts:

•	We plan on formalizing quarterly financial statement variance analysis of actual versus budget with relevant explanations of variances for distribution to our board of directors.

•

We are in the process of developing, documenting, and communicating a formal whistleblower program to employees. We expect to post the policy on the Company web site in the governance section and in the common areas in the office. We plan on providing a toll free number for reporting complaints and will hire a specific third party whistleblower company to monitor the hotline and provide monthly reports of activity to our board of directors.

•

Management intends to continue to provide SEC and US GAAP training for employees and retain external consultants with appropriate SEC and US GAAP expertise to assist in financial statement review, account analysis review, review and filing of SEC reports, policy and procedure compilation assistance, and other related advisory services.

•

We intend on developing an internal control over financial reporting evidence policy and procedures which contemplates, among other items, a listing of all identified key internal controls over financial reporting, assignment of responsibility to process owners within the Company, communication of such listing to all applicable personnel, and specific policies and procedures around the nature and retention of evidence of the operation of controls.

30

•

We have restricted access to all financial modules. In order to mitigate the risks of management or other override, only authorized persons have edit access to each. We will remove or add authorized personnel as appropriate to mitigate the risks of management or other override; and

•	We have re-assigned roles and responsibilities, and intend to continue improving segregation of duties.

These specific actions are part of an overall program that we are currently developing in an effort to remediate the material weaknesses described above.

Attached as exhibits to this report are certifications of our CEO and CFO, which are required in accordance with Rule 13a-14 of Securities Exchange Act of 1934, as amended. The discussion above in this Item 9A includes information concerning the controls and controls evaluation referred to in the certifications and those certifications should be read in conjunction with this Item 9A for a more complete understanding of the topics presented.

We are committed to improving our internal control processes and will continue to diligently review our internal control over financial reporting and our disclosure controls and procedures. The failure to implement adequate controls may result in deficient and inaccurate reports under the Exchange Act.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the name, age, and position of our current directors and executive officers as of December 31, 2015. Each director serves and holds office (subject to our By-Laws) until the next annual meeting of stockholders unless he or she until such director's successor has been elected and qualified. Each of our officers serves until the next annual meeting of directors and until their successors have been duly elected and qualified. Each executive officer holds his office until he resigns, is removed by the board of directors, or his successor is elected and qualified, subject to applicable employment agreements.

NAME	AGE	POSITION	DIRECTOR SINCE
Tao Wang	36	Director and Chief Executive Officer	April, 2015
Riggs Cheung	44	Director and Chief Financial Officer	December, 2014
Chi Keung Henry Ching	66	Director and Chief Operation Officer	April, 2015
Curtis Riley	55	Director	April, 2015

Background and Business Experience

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

TAO WANG, Chief Executive Officer, Director. Mr. Wang has been with the Company since April, 2015 and is a Director of the Company and CEO. Mr. Wang founded Yuewin and has worked in Yuewin since its inception. Mr. Wang is responsible for the strategic planning for the Company.

Mr. Wang was appointed as sole agent for BEMCO in the Guangdong and Guangxi Provinces and opened the first BEMCO store in 2006. By 2007, Mr. Wang was operating eight (8) stores in two provinces. In 2008, Mr. Wang incorporated Yuewin and obtained the agency to sell Whinny in the Guangdong and Guangxi Provinces. Prior he started Yeuwin, Mr. Wang worked for the Taiwan Icon Information Technology Company Limited from 2001 to 2006. Mr. Wang is a graduate of the Beijing University with a major in marketing.

RIGGS CHEUNG, Chief Financial Officer, Director. Mr. Cheung has been with the Company since December, 2014 and serves as its CFO and director. Since 2006, Mr. Riggs has also been Marketing Director for America Asia Travel Center, in its New York Branch. Mr. Riggs attended City University of New York – Manhattan College and received an Associate's Degree in Art in 1997.

CHI KEUNG HENRY CHING, COO, Director. Mr. Ching has been with the Company since April, 2015 and serves as COO and director. Since 2005, Mr. Ching has served as vice president for US sales for Taiyi Ceramic (Yixing) Co. Mr. Ching's expertise lies in the area of global supply chain. Mr. Ching has a BBA in International Marketing from Bernard Baruch College of the City College of New York as well as a Master's of Business Administration from Western New England College.

CURTIS RILEY, Director. Mr. Riley has been with the Company since April, 2015 as a director. Since 2013, Mr. Riley has been managing partner of Cayman Capital Partners, Ltd. Mr. Riley also serves as executive director of global channels for gen-E Technologies, a position that he has held since 2012. Previously, Mr. Riley was vice president of business development for Allsec Technologies from July 2011 until June 2012. From 2009 through 2010, Mr. Riley served as director of business development for NEC Corporation. Mr. Riley has a Bachelor of Science in Electrical Engineering from the University of Texas at Austin and attended the Graduate Business School at Texas Christian University.

Identification of Significant Employees

As of the date of this Report, other than our current directors and officers, we have no other full-time or part-time significant employees.

Board Meetings

During the fiscal year ended December 31, 2015, our Board of Directors held 4 meetings. No director who served during the fiscal year ended December 31, 2015 attended fewer than 75% of the meetings of the Board of Directors during that year.

Family Relationship

Currently,there are no family relationships among any of our directors and executive officers.

Board Leadership Structure and Risk Oversight Role

Our Board of Directors currently contains 4 Directors.Currently, the board of the company does not have Nominating, Audit or Compensation Committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is urgent necessary to have such committees because it believes that the functions of such committees can be adequately performed by our directors. However, the Company is under consideration to form various committee to enhance the leadership and in search of more appropriate candidates to fill in the position of Independent Directors for the various committee. We believe that such a leadership structure is suitable for the Company at its present stage of development.

As a matter of regular practice, and as part of its oversight function, our Board of Directors periodically reviews on the significant risks in respect to our business. With our current governance structure based on our Board of Directors and senior executives, there is not a significant division of oversight and operational responsibilities in managing the material risks facing the Company.

Stockholder Communications

Stockholders and other interested parties may contact the Board of Directors at the following address: Sleepaid Holding Co., Room 10, 1/F., Wellborne Commercial Centre, 8Java Road, North Point, Hong Kong. All communications received at the above address will be relayed to the Board of Directors. Communications regarding accounting, internal accounting controls or auditing matters may also be reported to the Board of Directors using the above address.

Typically, we do not forward to our directors communications from our stockholders or other communications which are of a personal nature or not related to the duties and responsibilities of the Board, including:

•	Junk mail and mass mailings

•	New product suggestions

•	Resumes and other forms of job inquiries

•	Opinion surveys and polls

•	Business solicitations or advertisements

Compliance with Section 16(A) of The Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities (collectively, "Reporting Person") to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities of the Company. Reporting Persons are required by the SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file. As we are still in the application process for the Common stock to be listed, to our knowledge, we believe that during fiscal year ended December 31, 2015 all Reporting Persons complied with all applicable filing requirements.

Item 11. Executive Compensation

Summary

Our approach to executive compensation is influenced by our belief in rewarding people for consistently strong execution and performance. We believe that the ability to attract and retain qualified executive officers and other key employees is essential to our long term success.

Our plan to obtain and retain highly skilled employees is to provide market competitive salaries and also incentive awards. Our approach is to link individual employee objectives with overall company strategies and results, and to reward executive officers and significant employees for their individual contributions to those strategies and results. We use compensation and performance data from comparable companies in the retail market industry to establish market competitive compensation and performance standards for our employees. Furthermore, we believe that equity awards serve to align the interests of our executives with those of our stockholders. As such, we intend for equity to become a key component of our compensation program.

Named Executive Officers

The named executive officers for the fiscal year ended December 31, 2015 are: Tao Wang, our Chief Executive Officer; Riggs Cheung, our Chief Financial Officer; and Chi Keung Henry Ching, our Chief Operation Officer. These individuals are referred to collectively in this Annual Report on Form 10-K as the "Named Executive Officers."

Executive Officer Compensation

The following table sets forth the annual and long-term compensation paid to our Named Executive Officers for services in all capacities to the Company during the past three years ended December 31, 2015, 2014 and 2013.

		Annual compensation				Long-term compensation
						Awards
Name and Principal Position	Year	Salary ($)		Bonus ($)	Other annual compensation ($)	Restricted stock award (s)($)	Securities underlying options/ SARs (#)	Payouts LTIP payouts ($)	All other compensation ($)	Total Compensation
Tao Wang, CEO	2015	10,680	*	-	-	-	-	-	-	10,680
	2014	8,402		-	-	-	-	-	-	8,402
	2013	-		-	-	-	-	-	-	-

Riggs Cheung, CFO	2015	-		-	-	-	-	-	-	-
	2014	-		-	-	-	-	-	-	-
	2013	-		-	-	-	-	-	-	-

Chi Keung Henry Ching,	2015	-		-	-	-	-	-	-	-
COO	2014	-		-	-	-	-	-	-	-
	2013	-		-	-	-	-	-	-	-

_____________

* Salary paid to Tao Wang by Yuewin in 2014 before the Sleepaid enter into Exchange agreement with shareholders of YIL on April 15, 2015

As of December 31, 2015, the Company has no other Executive Compensation issues which would require the inclusion of other mandated table disclosures.

Narrative Disclosure to Summary Compensation Table

There are no compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person's responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards to our executive officers as of December 31, 2015 (Nil: 2014) and none have been issued during the current year (Nil: 2014).

Option Awards

No officer or director of the Company received any equity awards or holds exercisable or un-exercisable options, as of the year ended December 31, 2015 and no officer or director has been awarded any equity awards or options during the current year.

Pension, Retirement or Similar Benefit Plans

As of December 31, 2015, the Company provided contribution to pension or social insurance funds in accordance to the domestic requirements. Other than that, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of termination of employment or change in control. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation of Directors

As of December 31, 2015, our directors received no extra compensation for their service on our board of directors, except reimbursement for out of pocket expenses incurred in attending director meetings, if any.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of December 31, 2015: (i) by each person who is known by us to own beneficially more than 5% of the Common Stock, (ii) by each of our directors, (iii) by each of our executive officers and (iv) by all our directors and executive officers as a group. On such date, we had 10,000,000 shares of Common Stock outstanding.

As used in the table below, the term beneficial ownership with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the 60 days immediately following December 31, 2015. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Class Beneficially Owned(1)
Amax Deluxe Limited (2) B2,18/F., Block B, Wah Hoi Mansion, No.254 Electric Road, North Point, Hong Kong	9,770,000	97.70%

Riggs Cheung * 41 Bobolink Drive, Levittown NY 11756	-	0.00%

Tao Wang (2) * 41 Bobolink Drive, Levittown NY 11756	4,396,500	43.97%

Chi Keung Henry Ching * 41 Bobolink Drive, Levittown NY 11756	-	0.00%

Curtis Riley * 41 Bobolink Drive, Levittown NY 11756	-	0.00%

All Directors and Executive Officers as a Group (4 persons)	4,396,500	43.97%

____________

* Denotes officer and/or director

(1)

The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)

Tao Wang, an officer and director of the Company, owns 45% of Amax Deluxe Limited and is an officer and director of Amax. He is deemed to be a control person of Amax and is noted as having a beneficial interest in the shares of the Company owned by Amax along with Cheung Kuen Harry, who owns 55% of Amax The shares listed for Mr. Wang represent his percentage of indirect ownership of the shares owned in the Company by Amax.

Item 13. Certain Relationships and Related Transactions, and Director Independence

All related person transactions are reviewed and, as appropriate, may be approved or ratified by the Board of Directors. Related person transactions are approved by the Board of Directors only if, based on all of the facts and circumstances, they are in, or not inconsistent with, our best interests and our stockholders, as the Board of Directors determines in good faith. The Board of Directors takes into account, among other factors it deems appropriate, whether the transaction is on terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related person's interest in the transaction. The Board of Directors may also impose such conditions as it deems necessary and appropriate on us or the related person in connection with the transaction.

In the case of a transaction presented to the Board of Directors for ratification, the Board of Directors may ratify the transaction or determine whether rescission of the transaction is appropriate.

Related Party Transaction

The Company has outstanding loans from related parties total of $593,723 as of December 31, 2015 ($741,165 : 2014). The loans are unsecured, non-interest bearing and are payable upon demand.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manor:

Disclosing such transactions in reports where required;

Disclosing in any and all filings with the SEC, where required;

Obtaining disinterested directors consent; and

Obtaining shareholder consent where required.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Board Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of Common Stock are quoted does not have any director independence requirements. The NASDAQ definition of "Independent Officer" means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Curtis Riley is the only independent director of the Company. All the other directors are not independent directors because they are also executive officers of the Company.

We do not have a standing audit, compensation or nominating committee, but our entire board of director's acts in such capacities. We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors.

Item 14. Principal Accounting Fees and Services

The following table presents the aggregate fees, including reimbursements for expenses, professional audit services and other services rendered by our independent registered public accounting firm AWC CPA Limited during the years ended December 31, 2015 and 2014.

	Fiscal 2015	Fiscal 2014
Audit Fees (1)	$22,000	$--
Audit Related Fees (2)	$--	$--
Tax Fees (3)	$--	$--
All Other Fees (4)	$--	$--

Total	$22,000	$--

________________

(1)

Audit Fees consist of fees billed for professional services rendered for the audit of the Company's consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by AWC CPA Limited in connection with statutory and regulatory filings or engagements. Audit Fees billed by AWC CPA Limited includes audited fees for auditing our 2015 and 2014 annual financial statements and interim review.

(2)

Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." There were no such fees in fiscal year 2015 and 2014.

(3)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. There were no such fees in fiscal year 2015 and 2014.

(4)	All Other Fees consist of fees for products and services other than the services reported above. There were no such fees in fiscal year 2015 or 2014.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report

(1)	The financial statements for our company listed in the Index to Consolidated Financial Statements are filed as part of this report.
(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

The Exhibits are filed with or incorporated by reference in this report.

(b)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	Interactive data files pursuant to Rule 405 of Regulation S-T

_______________

* Filed herewith

(c)	Financial statements required by Regulation S-X which are excluded from the annual report to shareholders by Rule 14a-3(b).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SLEEPAID HOLDING CO.

Dated: March 30, 2016	By:	/s/ Tao Wang
Tao Wang
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tao Wang	Chief Executive Officer and Director	March 30, 2016
Tao Wang	(Principal Executive Officer)

/s/ Riggs Cheung	Chief Financial Officer and Director	March 30, 2016
Riggs Cheung	(Principal Financial and Accounting Officer)

/s/ Chi Keung Henry Ching	Chief Operating Officer and Director	March 30, 2016
Chi Keung Henry Ching

/s/ Curtis Riley	Director	March 30, 2016
Curtis Riley

AWC (CPA) Limited CERTIFIED PUBLIC ACCOUNTANTS 7/F, Nan Dao Commercial Building 359-361 Queen's Road Central Sheung Wan Hong Kong Tel : (852) 2851 7954 Fax: (852) 2545 4086

To:	The board of directors and shareholders of Sleepaid Holding Co.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheet of Sleepaid Holding Co. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related statements of consolidated income and comprehensive income, consolidated stockholders' equity and consolidated cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

AWC (CPA) Limited

Certified Public Accountants

Hong Kong SAR, China

March 30, 2016

SLEEPAID HOLDING CO. AND SUBSIDIARIES

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Stated in US Dollars)

CONSOLIDATED BALANCE SHEETS

	Notes	2015	2014

ASSETS
Current assets:
Cash and cash equivalents		$184,010	$515,053
Trade receivable, net of allowance for doubtful accounts of $Nil for 2015 and $Nil for 2014		159,118	302,587
Deposits		-	9,762
Inventories, net		806,443	700,530
Advance to supplies		14,791	42,379
Loans to related parties		68,001	8,163
Other receivables	6	26,135	171,937

Total current assets		$1,258,498	$1,750,411

Non-currentassets:
Property, plant and equipment, net	4	8,050	11,446
Trademarks		1,548	-

Total non-current assets		$9,598	$11,446

TOTAL ASSETS		$1,268,096	$1,761,857

LIABILITIES
Current liabilities:
Short term bank loans	7	$-	$254,978
Accounts payable	5	423,121	644,870
Accrued expenses		37,165	967
Advances from customer		72,139	20,639
Loans- related parties	13	593,723	741,165
Income tax payable		31,382	14,361
Other payables	8	41,108	19,590
Other tax payable		308	14,118

Total current liabilities		$1,198,946	$1,710,688

TOTAL LIABILITIES		$1,198,946	$1,710,688

SLEEPAID HOLDING CO. AND SUBSIDIARIES

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Stated in US Dollars)

CONSOLIDATED BALANCE SHEETS

	Notes	2015	2014

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding		$-	$-
Common stock, $0.001 par value; 65,000,000 shares authorized; 10,000,000 and 10,000 shares issued and outstanding, respectively		10,000	1,280
Additional paid in capital		91,720	-
Accumulated other comprehensive (loss) income		(142,838)	(11,226)
Retained earnings		$110,268	$61,115

TOTAL STOCKHOLDERS' EQUITY		$69,150	$51,169

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$1,268,096	$1,761,857

See accompanying notes to the consolidated financial statements

SLEEPAID HOLDING CO. AND SUBSIDIARIES

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Stated in US Dollars)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Notes	2015	2014

Net revenue		$2,617,987	$3,213,068
Direct costs		(1,861,930)	(2,369,455)

Gross profit		$756,057	$843,613

Operating expenses
Selling expenses		163,830	192,174
General and administrative expenses		559,524	474,023
Total operating expenses		723,354	666,197

Income from operations		$32,703	$177,416

Non-operating income (expense)
Interest expenses		(11,478)	(28,693)
Interest income		176	6,608
Other expenses		(1,350)	-
Other income		61,678	27,720
Total non-operating income		49,026	5,635

Income before income taxes		$81,729	$183,051

Income tax	9	32,576	39,835
Net income		$49,153	$143,216

Comprehensive income statement
Net income		49,153	143,216
Foreign currency translation adjustment		(131,382)	2
Comprehensive income		$(82,229)	$143,218

Basic earnings per share of common stock	12	$0.005	$14.321
Diluted earnings per share		$0.005	$14.321
Weighted average number of common shares outstanding – basic and diluted	12	10,000,000	10,000

See accompanying notes to the consolidated financial statements

SLEEPAID HOLDING CO. AND SUBSIDIARIES

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Stated in US Dollars)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
ACCUMULATED OTHER COMPREHENSIVE INCOME

	Number of shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings (accumulated losses)	Total

Balance, January 1, 2014	10,000	$1,280	$-	$(11,228)	(82,101)	$(92,049)
Issue of capital	-	-	-	-	-	-
Exchange reserve	-	-	-	2	-	2
Net income	-	-	-	-	143,216	143,216
Balance, December 31, 2014	10,000	$1,280	$-	$(11,226)	61,115	$51,169

Balance, January 1, 2015	10,000	$1,280	$-	$(11,226)	61,115	$51,169
Recapitalization	9,990,000	8,720	91,720	(230)	-	100,210
Exchange reserve	-	-	-	(131,382)	-	(131,382)
Net income	-	-	-	-	49,153	49,153
Balance, December 31, 2015	10,000,000	$10,000	$91,720	$(142,838)	110,268	$69,150

See accompanying notes to the consolidated financial statements

SLEEPAID HOLDING CO. AND SUBSIDIARIES

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Stated in US Dollars)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Notes	2015	2014

Cash flows provided by (used for) operating activities :
Net (loss) income		$49,153	$143,216

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Allowance for doubtful accounts		-	-
Depreciation and amortization		3,889	3,175
Exchange reserve		-	-

Changes in assets and liabilities:
(Increase) decrease in assets
Trade receivable		133,694	(134,318)
Inventories		(149,407)	(336,865)
Advances to suppliers		26,425	47,496
Receivables to related parties		-	(8,163)
Other prepayments		9,642	(2,722)
Other receivables		142,550	258,261

Increase (decrease) in liabilities
Accounts payable		(195,506)	250,788
Advances from customer		54,872	18,336
Customers deposits		-	1,427
Loans from related parties		-	370,717
Accrued expenses		21,032	-
Income tax payable		4,932	6,156
Other payables		39,357	903
Total adjustments		$91,480	$475,191
Net cash provided by (used for) operating activities		$140,633	$618,407

See accompanying notes to the consolidated financial statements

SLEEPAID HOLDING CO. AND SUBSIDIARIES

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Stated in US Dollars)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Notes	2015	2014

Cash flows used for investing activities:
Purchase of property, plant and equipment		(960)	(6,288)
Purchase of trademark		(1,548)	-
Net cash provided by (used for) investing activities		$(2,508)	$(6,288)

Cash flows provided by (used for) financing activities:
Principal repayments to bank		(251,831)	(239,806)
Issuance of common stock		-	-
Loan from related parties		(206,975)	-
Net cash provided by (used for) financing activities		$(458,806)	$(239,806)

Net increase (decrease) in cash and cash equivalents		$(320,682)	$372,313

Effect of foreign currency translation		(10,361)	(270)
Cash and cash equivalents – beginning of year		515,053	143,010
Cash and cash equivalents – end of year		$184,010	$515,053

Supplementary disclosure of cash flow information:
Interest paid		$11,478	$28,693
Issuance of 9,990,000 shares of common stock at $0.001 par value for recapitalization with no cash flow effect		8,720	-

See accompanying notes to the consolidated financial statements

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND PRINCIPAL ACTIVITY

Organization and Basis of Presentation

Sleepaid Holding Co. ("Sleepaid") and its subsidiaries are referred to herein collectively and on a consolidated basis as the "Company" or "we", "us" or "our" or similar terminology.

Sleepaid, a Nevada Corporation, was incorporated under the laws of the State of Nevada on December 17, 2014. Yugosu Investment Limited ("Yugosu") was incorporated in Hong Kong on March 28, 2007 and established a fiscal year end of December 31.

Guangzhou Smartfame Co., Ltd ("Guangzhou Smartfame"), the wholly owned subsidiary of the Yugosu, is incorporated under the laws of the PRC in Guangzhou, as a limited company on June 25, 2013.

Yuewin Trading Ltd ("Yuewin"), the wholly owned subsidiary of Guangzhou Smartfame, is incorporated under the laws of the PRC as a limited company on March 24, 2008.

The Company and its subsidiaries (hereinafter, collectively referred to as the "Group") are engaged in operating mattress and bedroom products retail outlets.

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table depicts the identity of the subsidiary:

Name of Subsidiary	Place of Incorporation	Attributable Equity Interest %	Registered Capital
Yugosu Investment Limited (1)	Hong Kong	100	HKD10,000
Guangzhou Smartfame Co., Ltd (2)	PRC	100	RMB3,000,000
Yuewin Trading Ltd (3)	PRC	100	RMB500,000

Note:	(1) Wholly owned subsidiary of Sleepaid Holding Company
(2) Wholly owned subsidiary of Yugosu Investment Limited
(3) Wholly owned subsidiary of Guangzhou Smartfame Co., Ltd

(c)     Use of estimates

The preparation of consolidated financial statements that conform with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time, however, actual results could differ materially from those estimates.

(d)     Economic and political risks

The Company's operations are conducted in Hong Kong and China and a large number of customers are located in Southern China. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in Hong Kong and China, and by the general state of the economy in Hong Kong and China.

The Company's operations and customers in Hong Kong and Southern China are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments, and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in Hong Kong and China, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(e)     Property, plant and equipment

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method with 5% scrape value.

Estimated useful lives of the plant and equipment are as follows:

Furniture and fixtures	4 years
Office equipment	3 - 5 years
Motor vehicles	4 years

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

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(i)      Foreign currency translation

The accompanying consolidated financial statements are presented in United States dollars (USD). The functional currencies of the Company's operating business based in Hong Kong and PRC are the Hong Kong Dollar (HKD) and Renminbi (RMB) respectively. The consolidated financial statements are translated into USD from HKD and RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred..

The exchange rates used to translate amounts in HK$ and RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	2015	2014
Year end HKD: USD exchange rate	7.7507	7.7577
Average yearly HKD: USD exchange rate	7.7524	7.7547

	2015	2014
Year end RMB: USD exchange rate	6.4917	6.1460
Average yearly RMB: USD exchange rate	6.2228	6.1457

The RMB is not freely convertible into foreign currencies and all foreign exchange transactions in the PRC must be conducted through authorized institutions. Accordingly, management cannot provide any assurance that the RMB underlying the consolidated financial statement amounts could have been, or could be, converted into HKD or USD at the exchange rates used in translation. In addition, the current foreign exchange control policies applicable in PRC also restrict the transfer of assets or dividends outside the PRC.

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

(k)     Recently implemented standards

The Financial Accounting Standards Board ("FASB") has issued Accounting Standards Update ("ASU") No. 2015-01 "Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items". The objective is to reduce the cost and complexity of income statement presentation by eliminating the concept of extraordinary items while maintaining or improving the usefulness of the information provided to the users of financial statements. The extraordinary items must meet two criteria: unusual nature and infrequency of occurrence. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either. This amendment will be effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The Board decided to permit early adoption provided that the guidance is applied from the beginning of the fiscal year of adoption.

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(k)     Recently implemented standards (continued)

The FASB has issued ASU No. 2015-03 "Simplifying the Presentation of Debt Issuance Costs". The objective is to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. For public business entities, the amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption of the amendments in this update is permitted for financial statements that have not been previously issued.

The FASB has issued ASU No. 2015-05 "Intangibles-Goodwill and Other-Internal-Use Software". The objective is to provide a guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendment will not change GAAP for a customer accounting for service contracts. In addition, the guidance in this update supersedes paragraph 350-40-25-16. Consequently, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. For public business entities, the FASB decided that the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. For all other entities, the amendment will be effective for annual periods beginning after December 15, 2015, and interim periods in annual periods beginning after December 15, 2016. Early adoption is permitted for all entities.

The FASB has issued ASU No. 2015-07 "Topic 820, Fair Value Measurement", which permits a reporting entity, as a practical expedient, to measure the fair value of certain investments using the net asset value per share of the investment. The amendments in this update remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The amendments in this update apply to reporting entities that elect to measure the fair value of an investment within the related scope by using the net asset value per share (or its equivalent) practical expedient.

The FASB has issued No. 2015-10 "Technical Corrections and Improvements", which aims to address feedback received from stakeholders on the Codification and make improvements to GAAP. The amendments in this update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Some of the amendments will make the Codification easier to understand and apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the Codification. The amendments in this update will apply to all reporting entities within the scope of the affected accounting guidance. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted.

The FASB has issued No. 2015-11 "Topic 330, Inventory", which aims to simplify the measurement of inventory by changing the subsequent measurement guidance from the lower of cost or market to the lower of cost and net realizable value for inventory within the scope of this Update. The amendments in this update do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017.

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(k)     Recently implemented standards (continued)

The FASB has issued No. 2015-14 "Topic 606, Revenue from Contracts with Customers", which aims to respond to stakeholders' requests to defer the effective date of the guidance in Update 2014-09 and to consider feedback received through extensive outreach with preparers, practitioners, and users of financial statements. The amendments in this update defer the effective date of Update 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

The FASB has issued No. 2015-15 "Subtopic 835-30, Interest - Imputation of Interest": Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. This amendment adds SEC paragraphs pursuant to the SEC Staff Announcement at thereon June 18, 2015, Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements.

The FASB has issued No. 2015-16 "Topic 805, Business Combinations": Simplifying the Accounting for Measurement-Period Adjustments, which aims to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The amendments in this Update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this Update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017.

The FASB has issued No. 2015-17 "Topic 740, Income Taxes": Balance Sheet Classification of Deferred Taxes, which aims to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. The amendments in this Update will align the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards (IFRS). For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company's consolidated financial statements upon adoption.

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(l)      Account receivable

Accounts receivable is recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An allowance for doubtful accounts is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience.

Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectability of outstanding accounts receivable. The Company evaluates the credit risk of its customers utilizing historical data and estimates of future performance. Bad debts are written off as incurred. During the reporting years, there were no bad debts.

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

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(o)     Cost of sales

Cost of sales includes the cost of merchandise, collecting and handling charges based on store sales deducted by landlord, related cost of packaging and shipping cost and the distribution center costs.

(p)     Operating lease rental

The Company did not have a lease that met the criteria of a capital lease. Leases that do not qualify as a capital lease are classified as an operating lease. Operating lease rental expenses included in selling, general and administrative expenses for the year ended December 31, 2015 and December 31, 2014 were $44,277 and $37,145, respectively

(q)     Selling expenses

Selling expenses include store-related expense, other than store occupancy costs, as well as advertising, depreciation and amortization, and certain expenses associated with operating the Company's corporate headquarters.

(r)      Advertising costs

The Company expensed all advertising costs as incurred. Advertising expenses, net of reimbursement from suppliers, amounted to $Nil and $4,840 for the years ended December 31, 2015 and 2014 respectively. Advertising expense is included in selling expense in the accompanying consolidated statements of income.

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

The total amounts for such employee benefits which were expensed were $41,190 and $33,093 for the years ended December 31, 2015 and 2014, respectively.

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(u)     Stock-based compensation

Stock-based compensation concerning stock options and common stock awards granted to employees and directors for services and are accounted for in accordance with FASB ASC 718 "Compensation - Stock Compensation" and share-based compensation including warrants and common stock awards granted to consultants and nonemployees are accounted for in accordance with FASB ASC 505-50 "Equity-Based Payment to Non-employees.

All grants of common stock awards and stock options/warrants to employees and directors are recognized in the financial statements based on their grant date fair values. Awards to consultants and nonemployees are recognized based upon their fair value as of the earlier of a commitment date or completion of services.

The Company estimates fair value of common stock awards based the quoted price of the Company's common stock on the date of grant. The fair value of stock options and warrants is determined using the Black-Scholes option pricing model.

(v)     Segment reporting

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

(w)    Product warranty

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

(x)     Basic and diluted earnings (loss) per share

In accordance with ASC No. 260 (formerly SFAS No. 128), "Earnings Per Share," the basic earnings (loss) per common share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed similarly to basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially expose the company to concentrations of credit risk, consists of cash and accounts receivable as of December 31, 2015 and 2014. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure sound collections and minimize credit losses exposure.

As of December 31, 2015 and 2014, all the Company's bank deposits were conducted with banks in the PRC where there is currently no rule or regulation mandated on obligatory insurance of bank accounts.

For the year ended December 31, 2015 and 2014, all of the Company's sales were generated from the PRC.

The maximum amount of loss exposure due to credit risk that the Company would bear if the counter parties of the financial instruments failed to perform represents the carrying amount of each financial asset on the balance sheet.

Normally, the Company does not require collateral from customers or debtors.

Accounts Receivable

Customer	As at December 31, 2015		As at December 31, 2014
A	$27,096	17%	$63,026	29%
B	24,955	16%	48,832	22%
C	23,695	15%	17,899	8%
D	15,414	10%	15,808	7%
Total	$91,160	58%	$145,565	66%

Accounts Payable

Customer	As at December 31, 2015		As at December 31, 2014
A	$166,177	39%	$306,416	51%
B	53,579	13%	129,859	22%
C	43,095	10%	66,694	11%
D	41,663	10%	40,752	7%
E	30,780	7%	40,468	7%
Total	$335,924	79%	$584,191	98%

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net comprise the following:

	December 31, 2015	December 31, 2014
At cost
Furniture and fixtures	$8,265	$8,730
Office equipment	19,988	20,077
Motor vehicles	24,308	25,675
Total property, plant and equipment	$52,561	$54,482
Less: accumulated depreciation	(44,511)	(43,036)
Total property, plant and equipment, net	$8,050	$11,446

Depreciation expense included in the selling expenses for the years ended December 31, 2015 and 2014 were $1,613 and $1,287 respectively.

Depreciation expense included in the general and administrative expenses for the years ended December 31, 2015 and 2014 were $2,276 and $1,888 respectively.

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. ACCOUNT PAYABLES

Account payables were comprised of the following:

	December 31, 2015	December 31, 2014

Trade payables	$423,121	$644,870

NOTE 6. OTHER RECEIVABLES

Other receivables were comprised of the following:

	December 31, 2015	December 31, 2014

Loan advances to unrelated parties	$-	$5,512
Disbursement and advances to employees	22,505	162,707
Deposit paid	3,630	3,718
	$26,135	$171,937

NOTE 7. SHORT-TERM BANK LOANS

Short-term bank loans were comprised of the following:

	December 31, 2015	December 31, 2014

Loans provided by ICBC having a maturity date in February 24, 2015 and carrying an interest rate at 6.00% per annum as of December 31, 2014	$-	$237,694

Monthly installment loans from Standard Chartered Bank having a maturity date on March 31, 2015 and carrying an interest rate of 1.71% per month	-	17,284
	$-	$254,978

Interest expenses for the year ended December 31, 2015 and 2014 were $9,228 and $24,068 respectively. The bank loan has been paid in full at end of March 2015.

NOTE 8. OTHER PAYABLES

The other payables were comprised of the following:

	December 31, 2015	December 31, 2014

Loan advances from unrelated parties	$40,051	$25
Deposit received	-	16,271
Sundries	1,057	3,294

	$41,108	$19,590

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. INCOME TAXES

The Company is subject to the Federal Income tax rate of 34% and Hong Kong profits tax rate of 16.5%. No provision for income taxes in the United States and Hong Kong or elsewhere has been made as the Company had no taxable income for the year ended December 31, 2015 and 2014. Income tax (reversal) expense amounted to $Nil for 2015 and for 2014.

A reconciliation of the provision for income taxes with amounts determined by applying the statutory Federal income tax rate of 34% to income before income taxes is as follows:

	December 31, 2015	December 31, 2014

Profit (Loss) before income tax	$(22,000)	$-
Temporary Difference	-	-
Permanent Difference	-	-
Taxable income	$(22,000)	$-
Federal Income Tax rate	34%	34%
Current tax credit	$7,480	$-
Less: Valuation allowance	(7,480)	-
Income tax expenses	$-	$-

A reconciliation of the provision for income taxes with amounts determined by applying the Hong Kong profit rate of 16.5% to income before income taxes is as follows:

	December 31, 2015	December 31, 2014

Profit (Loss) before income tax	$(16,749)	$(3,481)
Temporary Difference	-	-
Permanent Difference	4	-
Taxable income	$(16,752)	$(3,481)
Hong Kong Income Tax rate	16.5%	16.5%
Current tax credit	$2,764	$574
Less: Valuation allowance	(2,764)	(574)
Income tax expenses	$-	$-

Guangzhou Smartfame and Yuewin were incorporated in the PRC and are subjected to income taxes under the current laws of the PRC. The EIT rate of PRC was 25% for the quarter and year ended December 31, 2015 and 2014.

Profit (loss) before income tax of $120,478 and $186,532 for the year ended December 31, 2015 and 2014, respectively, were attributed to operations in China. The income tax expenses consisted of the following:

	December 31, 2015	December 31, 2014

Profit (Loss) before income tax	$120,478	$186,532
Temporary Difference	4,829	(27,192)
Permanent Difference	4,997	-
Taxable income	$130,304	$159,340
China Enterprise Income Tax rate	25.0%	25.0%
Current tax expenses	$32,576	$39,835
Less: Valuation allowance	-	-
	$32,576	$39,835

No deferred tax has been provided as there are no material temporary differences arising during the year ended December 31, 2015 and 2014.

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. COMMITMENTS AND CONTINGENCIES

The Company has operating lease agreements for office premises, which expiring through December 31, 2016. Future minimum rental payments under agreements classified as operating leases with non-cancellable terms for the next one year and thereafter as follows:

Year ending December 31,	2015	2014
2015	$-	$34,168
2016 and thereafter	48,167	36,082
2017 and thereafter	9,230	-

Total	$57,397	$70,250

Rental expense paid for the year ended December 31, 2015 and 2014 were 34,168 and $32,802 respectively.

NOTE 11. SEGMENT INFORMATION

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

NOTE 12. NET INCOME (LOSS) PER SHARE

A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share ("EPS") is provided as follows:

	December 31, 2015	December 31, 2014
Numerator
Net Income	$49,153	$143,218

Denominator
Weighted average shares – Basic EPS	10,000,000	10,000
Weighted average shares – Diluted EPS	10,000,000	10,000

Net income (loss) per share – Basic and Diluted
EPS - basic and diluted	$0.005	$14.321

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. RELATED PARTY TRANSACTIONS

Related party transactions comprised of loans from related parties and from director by director current account. As of December 31, 2015 and December 31, 2014, the loans from related parties were $593,723 and $741,165. All of these loans were provided for the Company's working capital, did not have collateral, bear no interest and repayable on demand.

Detailed loans from related parties are listed as below:

	December 31, 2015	December 31, 2014

Wang, Tao (a)	$276,144	$402,278
Cheung, Kuen Harry (a)	13,864	-
Cheung, Yee Man	-	32,541
Cheung, Hang Dennis (b)	50,834	53,693
Yugosu International Limited (c)	252,881	252,653

Total loans from related parties	$593,723	$741,165

(a) Major shareholders of Amax Deluxe Ltd

(b) Close family member of Cheung, Kuen Harry.

(c) With common shareholder Cheung, Kuen Harry.

NOTE 14. SUBSEQUENT EVENTS

The Company has evaluated all other subsequent events through March 30, 2016, the date these financial statements were issued, and determined that the only subsequent events or transactions that require recognition or disclosures in the financial statements was as follow:

The Board of Directors of the Company resolved, on January 4, 2016, to issue a total of 3,655,815 Common stock at par value $0.001 to numerous sales related consultants in exchange for their past, present and future services provided and to be provided. The Board has determined it to be in the best interests of the Company and its shareholders in order to strengthen the Company market share on the retail business in China, which will increase not only the number of self -managed stores but also can attract more franchise partner.

On February 12, and February 17, 2016, the Board of Directors of the Company allotted a total of 7,507 Common stock at par value $0.001, and issued the shares to numerous investors for a consideration of 3.00 per share.

SLEEPAID HOLDING CO. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

SCHEDULE III

QUARTERLY INFORMATION (UNAUDITED)

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

S-1