Form 10-Q
period 2016-03-31
Sleepaid Holding Co.
filed 2016-05-16
CIK 1643319

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-1643319

SLEEPAID HOLDING CO.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	47-3785730
(State of Incorporation)	(IRS Employer Identification No.)

Rm 10, 1/F., Wellborne Commercial Centre, 8 Java Road, North Point Hong Kong
(Address of Principal Executive Offices)	(Zip Code)

(+852) 28062312

(Registrant's Telephone Number, Including Country Code)

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

As of May 15, 2016, the Registrant had 13,663,322 shares of common stock issued and outstanding.

SLEEPAID HOLDING CO.

PART I – FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENT

SLEEPAID HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Notes	March 31, 2016	December 31, 2015
ASSETS		(Unaudited)
Current assets:
Cash and cash equivalents		$278,105	$184,010
Trade receivable, net of allowance for doubtful accounts of $Nil for March 31, 2016 and $Nil for Dec 31, 2015		146,650	159,118
Inventories, net		756,123	806,443
Advances to suppliers		30,201	14,791
Loans to related parties		38,989	68,001
Other receivables	6	28,025	26,135
Prepaid expenses		41,787	-
Total current assets		1,319,880	1,258,498
Non-current assets:
Property, plant and equipment, net	4	47,728	8,050
Trademarks		1,547	1,548
Total non-current assets		49,275	9,598
TOTAL ASSETS		$1,369,155	$1,268,096

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	5	$342,358	$423,121
Accrued expense		25,563	37,165
Advances from customer		69,709	72,139
Loans from related parties	12	796,741	593,723
Tax payables		22,458	31,382
Other payables	7	40,849	41,108
Other tax payables		310	308
Total current liabilities		1,297,988	1,198,946
TOTAL LIABILITIES		1,297,988	1,198,946
Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 authorized; none issued and outstanding		-	-
Common stock, $0.001 par value, 65,000,000 authorized; 13,663,322 and 10,000,000 shares issued and outstanding, at March 31, 2016 and December 31, 2015 respectively		13,663	10,000
Additional paid-in capital		155,883	91,720
Accumulated other comprehensive (loss) income		(139,375)	(142,838)
Retained earnings		40,996	110,268
TOTAL STOCKHOLDERS' EQUITY		71,167	69,150
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$1,369,155	$1,268,096

See accompanying notes to unaudited consolidated financial statements

SLEEPAID HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

		(Unaudited)
		Three Months Ended March 31,
	Notes	2016	2015

Net revenue		$632,572	$609,788
Cost of sales		(465,482)	(382,780)
Gross profit		167,090	227,008

Operating expenses:
Selling expenses		59,190	56,971
General and administrative expenses		176,965	149,605
Total operating loss		236,155	206,576
Income (Loss) from operations		(69,065)	20,432

Non-operating income (expense):
Interest income		182	20
Interest expenses		-	(10,790)
Other income		-	62,369
Other expenses		(389)
Total non-operating income (expense)		(207)	51,599

Income (Loss) before income taxes		(69,272)	72,031
Income taxes	8	-	(23,872)
Net income (loss)		(69,272)	48,159

Comprehensive income statement:
Net income (loss)		(69,272)	48,159
Foreign currency translation adjustment		3,463	2,162
Comprehensive Income (Loss)		$(65,809)	$50,321

Basic earnings (loss) per share of common stock	11	$(0.005)	$5.032
Diluted earnings (loss) per share	11	$(0.005)	$5.032
Weighted average shares used in calculating loss per common stock – basic		13,663,322	10,000
Weighted average shares used in calculating loss per common stock – diluted		13,663,322	10,000

See accompanying notes to unaudited consolidated financial statements

SLEEPAID HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

		(Unaudited)
		Three Months Ended March 31,
	Notes	2016	2015

Cash flows provided by (used for) operating activities:
Net income (loss)	11	$(69,272)	$48,159
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation		1,871	844
Changes in assets and liabilities:
Trade receivable		13,358	166,327
Inventories		55,017	(67,498)
Advances to suppliers		(15,095)	42,390
Loans to related parties		-	-
Other receivables		(1,688)	154,811
Prepaid expenses		(41,787)	-
Accounts payable		(82,466)	(127,746)
Other payables		(829)	(16,315)
Advances from customer		(2,880)	(20,644)
Tax payables		(9,009)	6,885
Loans from related parties		-	(36,097)
Accrued liabilities		(11,228)	7,174
Net cash provided by (used for) operating activities		(164,008)	158,290

Cash flows used for investing activities:
Purchases of property, plant and equipment		(40,941)	(972)
Net cash used for investing activities		(40,941)	(972)

Cash flows provided by (used for) financing activities:
Principal repayment of bank loans		-	(255,044)
Loans from related parties		229,301	-
Issuance of common stock		67,826	-
Net cash provided by (used for) financing activities		297,127	(255,044)

Net increase (decrease) in cash		92,178	(97,726)
Effect of foreign currency translation		1,917	1,262
Cash – beginning of period		184,010	515,053
Cash – end of period		$278,105	$418,589

Supplemental disclosures of cash flow information:
Interest paid		$-	$10,790
Issuance of 36,663 shares of common stock at $0.001 par value		$67,826	$-

See accompanying notes to unaudited consolidated financial statements

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND PRINCIPAL ACTIVITY

Organization

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

Guangzhou Smartfame Co., Ltd ("Guangzhou Smartfame"), the wholly owned subsidiary of the Yugosu, was incorporated under the laws of the PRC in Guangzhou, as a limited company on June 25, 2013. On May 11, 2016, Guangzhou Smartfame changed the name to Guangzhou Sleepaid Household Supplies Co., Ltd. ("Sleepaid Household") and expanded the business activities to including the wholesale and manufacturing of household supplies and furniture.

Yuewin Trading Ltd ("Yuewin"), the wholly owned subsidiary of Guangzhou Smartfame, was incorporated under the laws of the PRC as a limited company on March 24, 2008.

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

______________

Note:	(1) Wholly owned subsidiary of Sleepaid Holding Company
(2) Wholly owned subsidiary of Yugosu Investment Limited
(3) Wholly owned subsidiary of Guangzhou Smartfame Co., Ltd

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

During the reporting periods, there was no impairment loss.

(g) Cash and concentration of risk

The Group considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Group maintains bank accounts in HK and the PRC.

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

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(i) Foreign currency translation

The accompanying consolidated financial statements are presented in United States dollars (USD). The functional currencies of the Company's operating business based in Hong Kong and PRC are the Hong Kong Dollar (HKD) and Renminbi (RMB) respectively. The consolidated financial statements are translated into USD from HKD and RMB at period-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

The exchange rates used to translate amounts in HK$ and RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	2016	2015
Three months and Year end HKD: USD exchange rate	7.7545	7.7507
Average quarterly and yearly HKD: USD exchange rate	7.7734	7.7524

	2016	2015
Three months and Year end RMB: USD exchange rate	6.4479	6.4917
Average quarterly and yearly RMB: USD exchange rate	6.5395	6.2228

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

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(k) Recently implemented standards

The FASB has issued No. 2016-07 "Topic 323, Investments—Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting," which aims to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The amendments in this Update affect all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted.

The FASB has issued No. 2016-08 "Topic 606, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," which requires the entity to determine whether the nature of its promise is to provide good or service to the customer (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). This determination is based upon whether the entity controls the good or the service before it is transferred to the customer. The amendments in this Update affect entities with transactions included within the scope of Topic 606. The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements of Update 2014-09. Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year.

The FASB has issued No. 2016-09 "Topic 718, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting," which aims to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The amendments in this Update affect all entities that issue share-based payment awards to their employees. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments eliminate the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period.

The FASB has issued No. 2016-10 "Topic 606, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing." The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The amendments in this Update clarify that contractual provisions that, explicitly or implicitly, require an entity to transfer control of additional goods or services to a customer (for example, by requiring the entity to transfer control of additional rights to use or rights to access intellectual property that the customer does not already control) should be distinguished from contractual provisions that, explicitly or implicitly, define the attributes of a single promised license (for example, restrictions of time, geographical region, or use). The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company's consolidated financial statements upon adoption.

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Accounts receivable is recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An allowance for doubtful accounts is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectability of outstanding accounts receivable. The Company evaluates the credit risk of its customers utilizing historical data and estimates of future performance. Bad debts are written off as incurred. During the reporting years, there were no bad debts occurred.

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

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

(p) Operating lease rental

The Company did not have a lease that met the criteria of a capital lease. Leases that do not qualify as a capital lease are classified as an operating lease. Operating lease rental expenses included in selling, general and administrative expenses for the three months ended March 31, 2016 and 2015 were $7,474 and $8,200, respectively

(q) Selling expenses

Selling expenses include store-related expense, other than store occupancy costs, as well as advertising, depreciation and amortization, and certain expenses associated with operating the Company's corporate headquarters.

(r) Advertising costs

The Company expensed all advertising costs as incurred. Advertising expenses, net of reimbursement from suppliers, amounted to $21,871 and $Nil for the three months ended March 31, 2016 and 2015 respectively. Advertising expense is included in selling expense in the accompanying consolidated statements of income.

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The total amounts for such employee benefits which were expensed were $10,853 and $9,914 for the three months ended March 31, 2016 and 2015, respectively.

(u) Segment reporting

In accordance with ASC 280-10, Segment Reporting ("ASC 280-10"), the Company's chief operating decision makers rely upon consolidated results of operations when making decisions about allocating resources and assessing performance of the Company. As a result of the assessment made by the chief operating decision makers, the Company has only one single operating and geographic segment. The Company does not distinguish between markets or segments for the purpose of internal reporting

(v) Product warranty

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

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially expose the company to concentrations of credit risk, consists of cash and accounts receivable as of March 31, 2016 and December 31, 2015. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure sound collections and minimize credit losses exposure.

As of March 31, 2016 and December 31, 2015, the Company's bank deposits conducted with banks in the PRC where there is currently no rule or regulation mandated on obligatory insurance of bank accounts.

For the three months ended March 31, 2016 and year ended December 31, 2015, all of the Company's sales were generated from the PRC.

The maximum amount of loss exposure due to credit risk that the Company would bear if the counter parties of the financial instruments failed to perform represents the carrying amount of each financial asset on the balance sheet.

Normally, the Company does not require collateral from customers or debtors.

Accounts Receivable

Customer	As at March 31, 2016		As at Dec 31, 2015
A	$35,636	24%	$27,096	17%
B	20,896	14%	24,955	16%
C	15,518	11%	23,695	15%
D	13,500	9%	15,414	10%
Total	$85,550	58%	$91,160	58%

Accounts Payable

Supplier	As at March 31, 2016		As at Dec 31, 2015
A	$167,306	49%	$166,177	39%
B	43,211	13%	53,579	13%
C	42,689	12%	43,095	10%
D	36,527	11%	41,663	10%
E	15,362	4%	30,780	7%
	$305,095	89%	$335,294	79%

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. PROPERTY, PLANT AND EQUIPMENT, NET

Details of property, plant and equipment are as follows:

	March 31, 2016	December 31, 2015
At cost
Furniture and fixtures	$8,321	$8,265
Office equipments	41,477	19,988
Motor vehicles	44,635	24,308
	94,433	52,561
Less: accumulated depreciation	(46,705)	(44,511)
	$47,728	8,050

Depreciation expense for the three months ended March 31, 2016 and 2015 were $1,871 and $844 respectively.

NOTE 5. ACCOUNT PAYABLES

Account payables were comprised of the following:

	March 31, 2016	December 31, 2015

Trade payables	$342,358	$423,121

NOTE 6. OTHER RECEIVABLES

Other receivables were comprised of the following:

	March 31, 2016	December 31, 2015

Loan advances to unrelated parties	$-	$-
Disbursement and advances to employees	7,975	22,505
Deposit paid	20,050	3,630
	$28,025	$26,135

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. OTHER PAYABLES

Other payables were comprised of the following:

	March 31, 2016	December 31, 2015

Loan advances from unrelated parties	$40,323	$40,051
Sundries	526	1,057
	$40,849	$41,108

NOTE 8. INCOME TAXES

The Company is subject to the Federal Income tax rate of 34% and Hong Kong profits tax rate of 16.5%. No provision for income taxes in the United States and Hong Kong or elsewhere has been made as the Company had no taxable income for the quarter ended March 31, 2016 and year ended December 31, 2015.

A reconciliation of the provision for income taxes with amount determined by applying the statutory Federal income tax rate of 34% to income before income taxes is as follow:

	March 31, 2016	December 31, 2015
Profit (Loss) before income tax	$(3,546)	$(22,000)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable income	$(3,546)	$(22,000)
Federal Income Tax rate	34%	34%
Current tax credit	$1,206	$7,480
Less: Valuation allowance	(1,206)	(7,480)
Income tax expenses	$-	$-

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. INCOME TAXES (CONTINUED)

A reconciliation of the provision for income taxes with amounts determined by applying the Hong Kong profit rate of 16.5% to income before income taxes is as follows:

	March 31, 2016	December 31, 2015
Profit (Loss) before income tax	$(26,970)	$(16,749)
Temporary Difference	-	-
Permanent Difference	-	4
Taxable income	$(26,970)	$(16,752)
Hong Kong Income Tax rate	16.5%	16.5%
Current tax credit	$4,450	$2,764
Less: Valuation allowance	(4,450)	(2,764)
Income tax expenses	$-	$-

Guangzhou Smartfame and Yuewin were incorporated in the PRC and are subjected to income taxes under the current laws of the PRC. The EIT rate of PRC was 25% for the quarter and year ended March 31, 2016 and December 31, 2015.

Profit (loss) before income tax of $(38,757) and $120,478 for the quarter and year ended March 31, 2016 and December 31, 2015, respectively, were attributed to operations in China. The income tax expenses consisted of the following:

	March 31, 2016	December 31, 2015

Profit before income tax	$(38,757)	$120,478
Temporary Difference	-	4,829
Permanent Difference	-	4,997
Taxable income	$(38,757)	$130,304
China Enterprise Income Tax rate	25%	25%
Current tax credit (expenses)	$9,689	$(32,576)
Less: Valuation allowance	(9,689)	-
Income tax expenses	$-	$32,576

No deferred tax has been provided as there are no material temporary differences arising during the quarter and year ended March 31, 2016 and December 31, 2015.

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. COMMITMENTS AND CONTINGENCIES

The Company has operating lease agreements for office premises, which expiring through December 31, 2016 and December 31, 2018. Future minimum rental payments under agreements classified as operating leases with non-cancellable terms for the next one year and thereafter as follows:

December 31,
2016	34,406
2017	42,205
2018 and thereafter	42,205
$118,816

Rental expense paid for the three months ended March 31, 2016 and 2015 were $7,474 and $8,200 respectively.

NOTE 10. SEGMENT INFORMATION

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

In 2016, the Company is regarded as a single operating segment, being engaged in the operating of mattress and bedroom products retail outlets. This principal activity and geographical market are substantially based in Hong Kong and the Mainland China, accordingly, no operating or geographical segment information are presented.

NOTE 11. NET INCOME (LOSS) PER SHARE

A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share ("EPS") is provided as follows:

	March 31, 2016	March 31, 2015
Numerator
Net Income	$(69,272)	$48,159

Denominator
Weighted average shares – Basic EPS	13,663,322	10,000
Weighted average shares – Diluted EPS	13,663,322	10,000

Net income (loss) per share – Basic and Diluted
EPS - basic and diluted	$(0.005)	$4.816

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. RELATED PARTY TRANSACTIONS

Related party transactions comprised of loans from related parties and from director by director current account. As of March 31, 2016 and December 31, 2015, the loans from related parties were $796,741 and $593,723; All of these loans were provided for the Company's working capital, did not have collateral, bear no interest and repayable on demand.

Detailed loans from related parties are listed as below:

	March 31, 2016	December 31, 2015
Wang Tao(a)	492,806	276,144
Cheung, Kuen Harry(a)	$-	$13,864
Cheung Hang, Dennis(b)	51,179	50,834
Yugosu International Limited(c)	252,756	252,881
Total loans from related parties	$796,741	$593,723

______

(a)	Major shareholders of Amax Deluxe Ltd
(b)	Close family member of Cheung Kuen, Harry.
(c)	With common shareholder Cheung Kuen, Harry.

NOTE 13. SUBSEQUENT EVENTS

The Company has evaluated all other subsequent events through May 15, 2016, the date these financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

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

Unless indicated otherwise, or the context otherwise requires, references in this report to "Sleepaid Holdings," the "Company," "we," "us" and "our" or similar terms are to Sleepaid Holding Co..

Overview

Our principle line of business is developing, producing and selling our mattress, pillow, and bedding products. In the three months ended March 31, 2016, the retail industry in China had significantly slowed down and competition was furious. Traditional retail share has been eaten by E-commerce. We have to restructure our business by rearrangement of our marketing resources to our brandand widen our products range and sourcing for new health enhancement products.

According to the current market situation, our company changed the sales strategy, doing more promotion and started to develop our O2O marketing channel, so that we can still keep our sales volume under current situation. In the three months ended March 31, 2016, our revenue was $632,572, which generated by our self-managed store was $615,547, the revenue generated by the franchised stores totaled $17,025. Our revenues by brand for the three months ended March 31, 2016 were as follows: Revenue of SleepAid was $301,713, BEMCO was $192,546, and Whinny was $138,313.

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

Net Revenue

In the three months ended March 31, 2016, our revenue was $632,572, compared to $609,788 the same period in 2015. In three months ended, the revenue increased by 3.74% from the same period in 2015. The revenue generated by our self-managed store was $615,547, by the franchised stores was $17,025. Our revenues by brand for the three months ended March 31, 2016 were as follows: Revenue of Sleep Aid was $301,713, BEMCO was $192,546 and Whinny was $138,313. Though retail market is quiet and slow, we did a better job in sales promotion and so the sales still have a slight increase.

Cost of Sales

In the three months ended March 31, 2016, the cost was $465,482 compared to the same period in 2015 increased 21.61% from $382,780. The change of cost of sales reflects an increase rate much larger than that of the increase rate in revenue. This was caused by the significant slowed down of retail business in China, and resulted that the profit margin was reduced to maintain the sales volume.

Selling expense

In the three months ended March 31, 2016 and 2015, the selling expense was $59,190 and $56,971 respectively. The increase of 3.89% which was correlated to the increase in sales revenue, the management has kept good control in expense.

General and administrative expense

General and administrative expense for the three months ended March 31, 2016 was $176,965 compared to the same period in 2015 increase 18.29% from $149,605, the increase was attributed to the increase in management staffs and office administration.

Income Tax

During the three months ended March 31, 2016 and 2015, the company incurred no tax and its subsidiary has paid $Nil and $23,872 tax respectively as a foreign corporation.

Net Income

The Company recorded a net loss of $69,272 for the three months ended March 31, 2016 compared to the net income of $48,159 for the same period in 2015. The net income decreased by 243.84%. The cause of going down was due to the increase in G&A expenses and slow market growth with resulted of lowered profit margin.

Interest expenses

In the three months ended March 31, 2016 and 2015, the interest expenses was $Nil and $10,790 respectively. Thedecreased of interest expenses was caused by the company pay off the bank loan in March, 2015.

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

Working Capital: as at December 31, 2015, the company has working capital of $59,552 with current assets of $1,258,498 and current liabilities of $1,198,946. The current assets consisted of cash of $184,010, inventory of $806,443, trade receivables of $159,118, advance to supplies of $14,791, other receivables of $26,135 and loans to related parties of $68,001. The current liabilities of the Company at December 31, 2015 are composed primarily of loans from related parties of $593,723, accounts payable of $423,121, advances from customers of $72,139, tax payable of $31,382 and other payables of $41,108.

At March 31, 2016, the Company had working capital of $21,892 with current assets of $1,319,880 and current liabilities of $1,297,988. The current assets consisted of cash of $278,105, inventory of $756,123, trade receivables of $146,650, advance to supplies of $30,201, other receivables of $28,025, loans to related parties of $38,989 and prepaid expenses of $41,787. The current liabilities of the Company as at March 31, 2016were composed primarily of accounts payable of $342,358, loans from related parties of $796,741, advances from customer of $69,709, tax payable of $22,458, and other payable of $40,849.

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

Operating Activities: Net cash used by operating activities during the three months period ended March 31, 2016, was $164,008 compared to net cash provided by operation of $158,290 for the same period in 2015. This represents a decrease of $322,298.

During the three months period ended March 31, 2016, the $164,008 cash used was mainly resulted by net loss of $69,272,increased prepaid expenses of $41,787,decreased accounts payable of $82,466, while provided by decreased inventory of $55,017.

During the three months period ended March 31, 2015, the $158,290 cash provided was primarily derived from net income of $48,159, decreased accounts receivable of $166,327, decreased other receivables of $154,811, decreased advances to suppliers of $42,390, while used by increased inventory of $67,498, decreased accounts payable of $127,746, decreased advances from customers of $20,644, and decreased loans from related parties of $36,097.

Investing Activities: Net cash used in investing activities was $40,941 for the three month period ended March 31, 2016 and $972 for the same period in 2015. Net cash used in investing activities was decreased by $39,969 was the result of newly purchase of PPE in this quarter.

Financing Activities: Net cash provided by financing activities was $297,127 for the three month period ended March 31, 2016 compared to net cash used of $255,044 for the same period in 2015. This change was primarily comprised of the increase in loans from related parties of $229,301 and the newly issuance of common stock of $67,826 in the first quarter of 2016.

As of March 31, 2016, the Company had total assets of $1,369,155 and total liabilities of $1,297,988. Stockholder's equity as of March 31, 2016 was $71,167 compared to an equity of $69,150 at December 31, 2015.

Off-Balance Sheet Arrangements and Contractual Obligations

As at March 31, 2016, our material off-balance sheet arrangements are operating lease obligations. We excluded these items from the balance sheet in accordance with generally accepted accounting principles in the United States of America ("GAAP"). Operating lease commitments consist principally of leases for our office and warehouse. These leases frequently include options which permit us to extend the terms beyond the initial fixed lease term. With respect to most of those leases, we intend to renegotiate those leases as they expire.

ITEM 3: QUANTITATIVE AND QUALITAIVE DISCLOSURE ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a "smaller reporting company," as defined by Rule 229.10(f)(1).

ITEM 4: CONTROLS AND PROCEDURES

Under the supervision and the participation of our management, including our ChiefExecutive Officer and ChiefFinancial Officer, we conducted an evaluation as of March 31, 2016 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2016. Such conclusion reflects the identification of material weakness as follows: (1) lack of accounting proficiency of our chief financial officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (3) lack of control procedures that include multiple levels of review.  Until we are able to remedy these material weaknesses, we have engaged third party consultants and accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None

ITEM 1A: RISK FACTORS

There have been no material changes to Sleepaid Holdings' risk factors as previously disclosed in our most recent Form 10-K filing on March 30, 2016.

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY DISCLOSURES

None

ITEM 5: OTHER INFORMATION

On May 11, 2016, Guangzhou Smartfame changed the name to Guangzhou Sleepaid Household Supplies Co., Ltd. ("Sleepaid Household") and expanded the business activities to including the wholesale and manufacturing of household supplies and furniture.

ITEM 6: EXHIBITS

Exhibit No.	Description

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SLEEPAID HOLDING CO.

Date: May 15, 2016	By:	/s/ Tao Wang
Tao Wang
Chief Executive Officer

Date: May 15, 2016	By:	/s/ Riggs Cheung
Riggs Cheung
Chief Financial Officer and Chief Accounting Officer

