Form 10-Q
period 2016-06-30
Sleepaid Holding Co.
filed 2016-08-15
CIK 1643319

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 15, 2016, the Registrant had 13,663,322 shares of common stock issued and outstanding.

SLEEPAID HOLDING CO.

PART I. FINANCIAL INFORMATION

ITEM:1 FINANCIAL STATEMENT

SLEEPAID HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Notes	June 30, 2016	December 31, 2015
ASSETS		(Unaudited)
Current assets:
Cash and cash equivalents		$78,912	$184,010
Trade receivable, net of allowance for doubtful accounts
of $Nil for June 30, 2016 and $Nil for Dec 31, 2015		132,987	159,118
Inventories, net		779,715	806,443
Advances to suppliers		93,591	14,791
Loans to related parties		39,551	68,001
Other receivables	6	16,989	26,135
Prepaid expenses		41,787	-
Total current assets		1,183,532	1,258,498
Non-current assets:
Property, plant and equipment, net	4	43,906	8,050
Trademarks		1,547	1,548
Total non-current assets		45,453	9,598
TOTAL ASSETS		$1,228,985	$1,268,096

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	5	$371,811	$423,121
Accrued expense		29,097	37,165
Advances from customer		53,322	72,139
Loans from related parties	12	768,155	593,723
Tax payables		18,923	31,382
Other payables	7	41,126	41,108
Other tax payables		301	308
Total current liabilities		1,282,735	1,198,946
TOTAL LIABILITIES		1,282,735	1,198,946

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 authorized; none issued and outstanding		-	-
Common stock, $0.001 par value, 65,000,000 authorized; 13,663,322 and 10,000,000 shares issued and outstanding, at June 30, 2016 and December 31, 2015 respectively		13,663	10,000
Additional paid-in capital		155,856	91,720
Accumulated other comprehensive (loss) income		(153,289)	(142,838)
Retained earnings		(69,980)	110,268
TOTAL STOCKHOLDERS' EQUITY		(53,750)	69,150
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$1,228,985	$1,268,096

See accompanying notes to unaudited consolidated financial statements

SLEEPAID HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

		(Unaudited)
		Three Months Ended June 30,
	Notes	2016	2015

Net revenue		$363,149	$646,883
Cost of sales		(274,045)	(492,090)
Gross profit		89,104	154,793

Operating expenses:
Selling expenses		24,979	27,788
General and administrative expenses		176,694	114,894
Total operating loss		201,673	142,682
(Loss) Income from operations		(112,569)	12,111

Non-operating income (expense):
Interest income		115	16
Interest expenses		-	(4,862)
Other income		1,814	94
Other expenses		(337)	-
Total non-operating income (expense)		1,592	(4,752)

(Loss) Income before income taxes		(110,977)	7,359
Income taxes		-	(5,522)
Net (loss) income		(110,977)	1,837

Comprehensive income statement:
Net (loss) income		(110,977)	1,837
Foreign currency translation adjustment		(13,914)	-
Comprehensive (Loss)Income		$(124,891)	$1,837

Basic (loss) earnings per share of common stock		$(0.0081)	$0.0002
Diluted (loss) earnings per share		$(0.0081)	$0.0002
Weighted average shares used in calculating loss per common stock – basic		13,663,322	8,496,923
Weighted average shares used in calculating loss per common stock – diluted		13,663,322	8,496,923

See accompanying notes to unaudited consolidated financial statements

SLEEPAID HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

		(Unaudited)
		Six Months Ended June 30,
	Notes	2016	2015

Net revenue		$995,721	$1,399,550
Cost of sales		(739,527)	(1,017,464)
Gross profit		256,194	382,086

Operating expenses:
Selling expenses		84,169	84,861
General and administrative expenses		353,659	264,617
Total operating loss		437,828	349,478
(Loss) Income from operations		(181,634)	32,608

Non-operating income (expense):
Interest income		297	36
Interest expenses		-	(12,363)
Other income		1,814	62,671
Other expenses		(726)	(16)
Total non-operating income (expense)		1,385	50,328

(Loss) Income before income taxes		(180,249)	82,936
Income taxes	8	-	(30,844)
Net (loss) income		(180,249)	52,092

Comprehensive income statement:
Net (loss) income		(180,249)	52,092
Foreign currency translation adjustment		(10,451)	-
Comprehensive (Loss) Income		$(190,700)	$52,092

Basic (loss) earnings per share of common stock	11	$(0.0133)	$0.0119
Diluted (loss) earnings per share	11	$(0.0133)	$0.0119
Weighted average shares used in calculating loss per common stock – basic		13,531,198	4,386,298
Weighted average shares used in calculating loss per common stock – diluted		13,531,198	4,386,298

See accompanying notes to unaudited consolidated financial statements

SLEEPAID HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

		(Unaudited) Six Months Ended June 30,
	Notes	2016	2015
Cash flows provided by (used for) operating activities:
Net (loss) income	11	$(180,249)	$52,092
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation		3,392	1,818
Profit on Disposal of Assets		(1,814)	-
Changes in operating assets and liabilities:
Trade receivable		22,847	20,736
Inventories		8,339	(88,773)
Advances to suppliers		(80,447)	42,521
Loans to related parties		-	7,326
Other receivables		8,687	128,099
Prepaid expenses		(41,787)	9,795
Accounts payable		(42,277)	(44,350)
Other payables		505	(8,232)
Advances from customer		(17,444)	(20,709)
Tax payables		(11,932)	1,278
Loans from related parties		-	(138,179)
Accrued liabilities		(7,400)	(129)
Net cash (used for) provided by operating activities		(339,580)	(36,707)

Cash flows used for investing activities:
Purchases of property, plant and equipment		(40,961)	-
Proceeds from sale of PPE		2,754	(975)
Purchase of trademark		-	(1,547)
Net cash used for investing activities		(38,207)	(2,522)

Cash flows provided by (used for) financing activities:
Principal repayment of bank loans		-	(255,835)
Loans from related parties		206,393	-
Issuance of common stock		67,799	-
Net cash provided by (used for) financing activities		274,192	(255,835)

Net (decrease) increase in cash		(103,595)	(295,064)
Effect of foreign currency translation		(1,503)	1,798
Cash – beginning of period		184,010	515,053
Cash – end of period		$78,912	$221,787

Supplemental disclosures of cash flow information:
Interest paid		$-	$10,790
Issuance of 36,663 shares of common stock at $0.001 par value		$67,799	$-

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

Yuewin Trading Ltd ("Yuewin"), the wholly owned subsidiary of Sleepaid Household, was incorporated under the laws of the PRC as a limited company on March 24, 2008.

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

The following table depicts the identity of the subsidiary:

Name of Subsidiary	Place of Incorporation	Attributable Equity Interest %	Registered Capital

Yugosu Investment Limited (1)	Hong Kong	100	HKD 10,000
Guangzhou Sleepaid Household Supplies Co., Ltd. (2)	PRC	100	RMB 3,000,000
Yuewin Trading Ltd (3)	PRC	100	RMB 500,000

Note:

(1)	Wholly owned subsidiary of Sleepaid Holding Company
(2)	Wholly owned subsidiary of Yugosu Investment Limited
(3)	Wholly owned subsidiary of Sleepaid Household

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

The exchange rates used to translate amounts in HK$ and RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	6/30/2016	12/31/2015	6/30/2015
Six months and Year end HKD: USD exchange rate	7.7589	7.7507	7.7522
Average period and yearly HKD: USD exchange rate	7.7675	7.7524	7.7538

	6/30/2016	12/31/2015	6/30/2015
Six months and Year end RMB: USD exchange rate	6.6443	6.4917	6.1076
Average period and yearly RMB: USD exchange rate	6.5364	6.2288	6.1252

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(i) Foreign currency translation (continued)

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

The FASB has issued Accounting Standards Update (ASU) 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting. This ASU rescinds SEC paragraphs pursuant to two SEC Staff Announcements at the March 3, 2016 Emerging Issues Task Force (EITF) meeting.

The FASB has issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments do not change the core revenue recognition principle in Topic 606. The amendments provide clarifying guidance in certain narrow areas and add some practical expedients. These amendments are effective at the same date that Topic 606 is effective. Topic 606 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Topic 606 is effective for nonpublic entities one year later. Following is a summary of the clarifying guidance and practical expedients in the amendments.

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

(p) Operating lease rental

The Company did not have a lease that met the criteria of a capital lease. Leases that do not qualify as a capital lease are classified as an operating lease. Operating lease rental expenses included in selling, general and administrative expenses for the six months ended June 30, 2016 and 2015 were $33,907 and $16,400, respectively

(q) Selling expenses

Selling expenses include store-related expense, other than store occupancy costs, as well as advertising, depreciation and amortization, and certain expenses associated with operating the Company's corporate headquarters.

(r) Advertising costs

The Company expensed all advertising costs as incurred. Advertising expenses, net of reimbursement from suppliers, amounted to $21,881 and $Nil for the six months ended June 30, 2016 and 2015 respectively. Advertising expense is included in selling expense in the accompanying consolidated statements of income.

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

The total amounts for such employee benefits which were expensed were $21,277 and $19,855 for the six months ended June 30, 2016 and 2015, respectively.

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

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially expose the company to concentrations of credit risk, consists of cash and accounts receivable as of June 30, 2016 and December 31, 2015. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure sound collections and minimize credit losses exposure.

As of June 30, 2016 and December 31, 2015, the Company's bank deposits conducted with banks in the PRC where there is currently no rule or regulation mandated on obligatory insurance of bank accounts.

For the six months ended June 30, 2016 and year ended December 31, 2015, all of the Company's sales were generated from the PRC.

The maximum amount of loss exposure due to credit risk that the Company would bear if the counter parties of the financial instruments failed to perform represents the carrying amount of each financial asset on the balance sheet.

Normally, the Company does not require collateral from customers or debtors.

Accounts Receivable

Customer	As at June 30, 2016		As at Dec 31, 2015
A	$31,896	24%	$27,096	17%
B	24,376	18%	24,955	16%
C	15,060	11%	23,695	15%
D	12,862	10%	15,414	10%
Total	$84,194	63%	$91,160	58%

Accounts Payable

Supplier	As at June 30, 2016		As at Dec 31, 2015
A	$162,360	44%	$166,177	39%
B	48,956	13%	53,579	13%
C	34,523	9%	43,095	10%
D	33,902	9%	41,663	10%
E	29,292	8%	30,780	7%
	$309,036	83%	$335,294	79%

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. PROPERTY, PLANT AND EQUIPMENT, NET

Details of property, plant and equipment are as follows:

	June 30, 2016	December 31, 2015
At cost
Furniture and fixtures	$8,075	$8,265
Office equipments	40,283	19,988
Motor vehicles	24,833	24,308
	73,191	52,561
Less: accumulated depreciation	(29,285)	(44,511)
	$43,906	8,050

Depreciation expense for the six months ended June 30, 2016 and 2015 were $3,392 and $1,818 respectively.

Depreciation expense for the three months ended June 30, 2016 and 2015 were $1,520 and $1,044 respectively.

NOTE 5. ACCOUNT PAYABLES

Account payables were comprised of the following:

	June 30, 2016	December 31, 2015

Trade payables	$371,811	$423,121

NOTE 6. OTHER RECEIVABLES

Other receivables were comprised of the following:

	June 30, 2016	December 31, 2015

Disbursement and advances to employees	$7,147	$22,505
Deposit paid	9,842	3,630
	$16,989	$26,135

NOTE 7. OTHER PAYABLES

Other payables were comprised of the following:

	June 30, 2016	December 31, 2015

Loan advances from unrelated parties	$39,131	$40,051
Sundries	1,995	1,057
	$41,126	$41,108

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. INCOME TAXES

The Company is subject to the Federal Income tax rate of 34% and Hong Kong profits tax rate of 16.5%. No provision for income taxes in the United States and Hong Kong or elsewhere has been made as the Company had no taxable income for the six-months ended June 30, 2016 and year ended December 31, 2015.

A reconciliation of the provision for income taxes with amount determined by applying the statutory Federal income tax rate of 34% to income before income taxes is as follow:

	June 30, 2016	December 31, 2015

(Loss) Profit before income tax	$(3,546)	$(22,000)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable income	$(3,546)	$(22,000)
Federal Income Tax rate	34%	34%
Current tax credit	$1,206	$7,480
Less: Valuation allowance	(1,206)	(7,480)
Income tax expenses	$-	$-

A reconciliation of the provision for income taxes with amounts determined by applying the Hong Kong profit rate of 16.5% to income before income taxes is as follows:

	June 30, 2016	December 31, 2015

(Loss) Profit before income tax	$(46,751)	$(16,749)
Temporary Difference	-	-
Permanent Difference	-	4
Taxable income	$(46,751)	$(16,752)
Hong Kong Income Tax rate	16.5%	16.5%
Current tax credit	$7,714	$2,764
Less: Valuation allowance	(7,714)	(2,764)
Income tax expenses	$-	$-

Sleepaid Household and Yuewin were incorporated in the PRC and are subjected to income taxes under the current laws of the PRC. The EIT rate of PRC was 25% for the six-months and year ended June 30, 2016 and December 31, 2015.

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. INCOME TAXES (CONTINUED)

Profit (loss) before income tax of $(129,952) and $120,478 for the six-months and year ended June 30, 2016 and December 31, 2015, respectively, were attributed to operations in China. The income tax expenses consisted of the following:

	June 30, 2016	December 31, 2015
(Loss) Profit before income tax	$(129,952)	$120,478
Temporary Difference	-	4,829
Permanent Difference	-	4,997
Taxable income	$(129,952)	$130,304
China Enterprise Income Tax rate	25%	25%
Current tax credit (expenses)	$32,488	$(32,576)
Less: Valuation allowance	(32,488)	-
Income tax expenses	$-	$32,576

No deferred tax has been provided as there are no material temporary differences arising during the six-months and year ended June 30, 2016 and December 31, 2015.

NOTE 9. COMMITMENTS AND CONTINGENCIES

The Company has operating lease agreements for office premises, which expiring through December 31, 2016 and December 31, 2018. Future minimum rental payments under agreements classified as operating leases with non-cancellable terms for the next one year and thereafter as follows:

December 31,
2016	22,949
2017	42,225
2018 and thereafter	42,225
$107,399

Rental expense paid for the six-months ended June 30, 2016 and 2015 were $22,949 and $8,200 respectively.

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

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. NET INCOME (LOSS) PER SHARE

A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share ("EPS") is provided as follows:

	June 30, 2016	June 30, 2015
Numerator
Net Income	$(180,249)	$52,092

Denominator
Weighted average shares – Basic EPS	13,531,198	4,386,298
Weighted average shares – Diluted EPS	13,531,198	4,386,298

Net income (loss) per share – Basic and Diluted
EPS - basic and diluted	$(0.0133)	$0.0119

NOTE 12. RELATED PARTY TRANSACTIONS

Related party transactions comprised of loans from related parties and from director by director current account. As of June 30, 2016 and December 31, 2015, the loans from related parties were $768,155 and $593,723; All of these loans were provided for the Company's working capital, did not have collateral, bear no interest and repayable on demand.

Detailed loans from related parties are listed as below:

	June 30, 2016	December 31, 2015

Wang Tao(a)	$465,875	$276,144
Cheung, Kuen Harry(a)	-	13,864
Cheung Hang, Dennis(b)	49,666	50,834
Yugosu International Limited(c)	252,614	252,881
Total loans from related parties	$768,155	$593,723

(a)	Major shareholders of Amax Deluxe Ltd
(b)	Close family member of Cheung Kuen, Harry.
(c)	With common shareholder Cheung Kuen, Harry

NOTE 13. SUBSEQUENT EVENTS

The Company has evaluated all other subsequent events through August 15, 2016, the date these financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

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

Overview

Our principle line of business is developing, producing and selling our mattress, pillow, and bedding products. In the six months ended June 30, 2016, the retail industry in China had significantly slowed down and competition was furious. Traditional retail share has been eaten by E-commerce. We have to restructure our business by rearrangement of our marketing resources to our brand and widen our products range and sourcing for new health enhancement products .

According to the current decline retail market situation, our company changed the sales strategy, doing more promotion in E-business, and continuous to develop our O2O marketing channel, which believed will lead to sales in advance and the result will be expected to recover in the next two quarters, in order to slow down the decline as much as possible. In the six months ended June 30, 2016, , our revenue was $995,721, which generated by our self-managed store was $914,732, the revenue generated by the franchised stores totaled $80,989.  Our revenues by brand for the six months ended June 30, 2016 were as follows: Revenue of SleepAid was $427,229, BEMCO was $337,409, and Whinny was $231,081.

Within this quarter, we have implanted an innovative program for category management, retail store decoration, products display, information processing, promotion of our brands, and close down of the low profitability retail shops, etc. We will ensure our new retail system—leaded by target customers' interests, and merchandises management—can be applied correctly and quickly. This new retail system would help our stores to improve their sales volume, revenue, and competitive edge.

Supply chain management system: we will enhance our supply chain with quick response, at the same time; we increase our inventory turnover ratio. This fast reacting supply chain management system will decrease supply shortage of our best selling products.

Result of the Three months ended June 30, 2016 and 2015

Net Revenue

In the three months ended June 30, 2016, our revenue was $363,149, compared to $646,883 the same period in 2015. In three months ended, the revenue decreased by 43.86% from the same period in 2015. The revenue generated by our self-managed store was $311,402, by the franchised stores was $51,747. Our revenues by brand for the three months ended June 30, 2016 were as follows: Revenue of SleepAid was $117,231, BEMCO was $148,985 and Whinny was $96,933. Because of the continuous decline in retail market, we record a significant decrease in the quarterly sales turnover.

Cost of Sales

In the three months ended June 30, 2016, the cost was $274,045 compared to the same period in 2015 decreased 44.31% from $492,090. The change of cost of sales reflects a decreasing rate slightly more than that of the decrease rate in revenue. This was caused by the significant slowed down of retail business in China, and resulted that the profit margin was more or less the same with the comparative quarter although decrease in the sales volume.

Selling expense

In the three months ended June 30, 2016 and 2015, the selling expense was $24,979 and $27,788 respectively. The decrease of 10.11% which reflected that spending ratio to sales volume was increasing to defend against the slow economy, and in the same time our management continuous to work hard in controlling the related selling expenses.

General and administrative expense

General and administrative expense for the three months ended June 30, 2016 was $176,694 compared to the same period in 2015 increase 53.79% from $114,894, the increase was attributed to the increase in management staffs expenses and office administration expenses.

Income Tax

During the three months ended June 30, 2016 and 2015, the company incurred no tax and its subsidiary has paid $Nil and $5,522 tax respectively as a foreign corporation.

Net Income

The Company recorded a net loss of $110,977 for the three months ended June 30, 2016 compared to the net income of $1,837 for the same period in 2015. The net income decreased by 6,141.21%. This continuous decline was due to the slowdown of retail market with resulted of significant decrease in sales turnover and gross profit, and the increase in G&A expenses.

Interest expenses

In the three months ended June 30, 2016 and 2015, the interest expenses was $Nil and $4,862 respectively.. The decreased of interest expenses was caused by the company pay off the bank loan in the first half year of 2015.

Result of the Six months ended June 30, 2016 and 2015

Net Revenue

In the six months ended June 30, 2016, our revenue was $995,721, compared to $1,399,550 the same period in 2015. In six months ended, the revenue decreased by 28.85% from the same period in 2015. The revenue generated by our self-managed store was $914,732, by the franchised stores was $80,989. Our revenues by brand for the six months ended June 30, 2016 were as follows: Revenue of SleepAid was $427,229, BEMCO was $337,409 and Whinny was $231,081. Because of the continuous decline in retail market, we record a significant decrease in the half year sales turnover.

Cost of Sales

In the six months ended June 30, 2016, the cost was $739,527 compared to the same period in 2015 decreased 27.32% from $1,017,464. The change of cost of sales reflects a decreasing rate slightly less than that of the decrease rate in revenue. This was caused by the significant slowed down of retail business in China, and resulted that the profit margin was less than the comparative period with the decrease in the sales volume.

Selling expense

In the six months ended June 30, 2016 and 2015, the selling expense was $84,169 and $84,861 respectively. The decrease of 0.82% which reflected that spending ratio to sales volume was increase a lot in order to defend against the slow economy, and in the same time our management continuous to work hard controlling the expenses spending.

General and administrative expense

General and administrative expense for the six months ended June 30, 2016 was $353,659 compared to the same period in 2015 increase 33.65% from $264,617, the increase was attributed to the increase in management staffs expenses and office administration expenses.

Income Tax

During the six months ended June 30, 2016 and 2015, the company incurred no tax and its subsidiary has paid $Nil and $30,844 tax respectively as a foreign corporation.

Net Income

The Company recorded a net loss of $180,249 for the six months ended June 30, 2016 compared to the net income of $52,092 for the same period in 2015. The net income decreased by 446.02%. The cause of going down was due to the increase in G&A expenses and slow market growth with resulted of significant decrease in sales turnover and gross profit.

Interest expenses

In the six months ended June 30, 2016 and 2015, the interest expenses was $Nil and $12,363 respectively.. The decreased of interest expenses was caused by the company pay off the bank loan in the first half year of 2015.

Liquidity and Capital Resources

The Company's liquidity and capital is dependent on the company continuing to increase its revenues and the capital it can raise to continue the Company's development and expansion of its product lines. The Company estimates that its current and available capital resources are sufficient to fund its planned operations through the third quarter of 2016.

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

At June 30, 2016, the Company had negative working capital of ($99,203) with current assets of $1,183,532 and current liabilities of $1,282,735. The current assets consisted of cash of $78,912, inventory of $779,715, trade receivables of $132,987, advance to supplies of $93,591, other receivables of $16,989, loans to related parties of $39,551 and prepaid expenses of $41,787. The current liabilities of the Company as at June 30, 2016 were composed primarily of accounts payable of $371,811, loans from related parties of $768,155, advances from customer of $53,322, tax payable of $18,923, and other payable of $41,126.

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

In an effort to eliminate concerns over the ability to transfer cash between entities, cross border and to U.S. investor, Guangzhou Sleepaid Household Supplies Co., Ltd. ("Sleepaid Household"), our subsidiary and parent company to Yuewin Trading. ("Yuewin"), is incorporated in China as a wholly-owned foreign enterprise ("WOFE"). Because of such WOFE status, and profit (after tax) distribution received by Sleepaid Household from Yuewin can be freely transferred back to YIL in Hong Kong Dollars, which is not subject and restriction on its conversion into any foreign currency.

Operating Activities: Net cash used by operating activities during the six months period ended June 30, 2016, was $339,580 compared to net cash used by operation of $36,707 for the same period in 2015. This represents a decrease of $302,873.

During the six months period ended June 30, 2016, the $339,580 cash used was mainly resulted by net loss of $180,249, increased advances to suppliers of $80,447, increased prepaid expenses of $41,787 and decreased accounts payable of $42,777.

During the six months period ended June 30, 2015, the $36,707 cash used was primarily derived from net loss of $52,092, decreased accounts receivable of $20,736, decreased other receivables of $128,099, decreased advances to suppliers of $42,521, while used by increased inventory of $88,773, decreased accounts payable of $44,350, decreased advances from customers of $20,709, and decreased loans from related parties of $138,179.

Investing Activities: Net cash used in investing activities was $38,207 for the six month period ended June 30, 2016 and $2,522 for the same period in 2015. Net cash used in investing activities was increased by $35,685 was the result of newly purchase of PPE in the half year of 2016.

Financing Activities: Net cash provided by financing activities was $274,192 for the six months period ended June 30, 2016 compared to net cash used of $255,835 for the same period in 2015. This change was primarily comprised of the increase in loans from related parties of $206,393 and the newly issuance of common stock of $67,799 in the first six months period of 2016, compared to repayment of bank loans of $255,835 in the same period of 2015.

As of June 30, 2016, the Company had total assets of $1,228,985 and total liabilities of $1,282,735. Stockholder's equity as of June 30, 2016 was negative ($53,750) compared to an equity of $69,150 at December 31, 2015.

Off-Balance Sheet Arrangements and Contractual Obligations

As at June 30, 2016, our material off-balance sheet arrangements are operating lease obligations. We excluded these items from the balance sheet in accordance with generally accepted accounting principles in the United States of America ("GAAP"). Operating lease commitments consist principally of leases for our office and warehouse. These leases frequently include options which permit us to extend the terms beyond the initial fixed lease term. With respect to most of those leases, we intend to renegotiate those leases as they expire.

ITEM 3: QUANTITATIVE AND QUALITAIVE DISCLOSURE ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a "smaller reporting company," as defined by Rule 229.10(f)(1).

ITEM 4: CONTROLS AND PROCEDURES

Under the supervision and the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation as of June 30, 2016 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2016. Such conclusion reflects the identification of material weakness as follows: (1) lack of accounting proficiency of our chief financial officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (3) lack of control procedures that include multiple levels of review. Until we are able to remedy these material weaknesses, we have engaged third party consultants and accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None

ITEM 1A: RISK FACTORS

There have been no material changes to Sleepaid Holdings' risk factors as previously disclosed in our most recent Form 10-K filing on June 30, 2016.

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY DISCLOSURES

None

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibit No.	Description

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL Interactive Data Files

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SLEEPAID HOLDING CO.

Date: August 15, 2016	By:	/s/ Tao Wang
Tao Wang
Chief Executive Officer

Date: August 15, 2016	By:	/s/ Riggs Cheung
Riggs Cheung
Chief Financial Officer and Chief Accounting Officer

