Form 10-Q
period 2016-09-30
Sleepaid Holding Co.
filed 2016-11-14
CIK 1643319

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

(+852) 28062312

(Registrant’s Telephone Number, Including Country Code)

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

As of November 14, 2016, the Registrant had 13,663,322 shares of common stock issued and outstanding.

SLEEPAID HOLDING CO.

PART I. FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENT

SLEEPAID HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Notes	September 30, 2016	December 31, 2015
ASSETS		(Unaudited)
Current assets:
Cash and cash equivalents		$176,408	$184,010
Trade receivable, net of allowance for doubtful accounts		156,554	159,118
of $Nil for September 30, 2016 and $Nil for Dec 31, 2015
Inventories, net		764,356	806,443
Advances to suppliers		61,272	14,791
Loans to related parties		15,349	68,001
Other receivables	6	7,461	26,135
Prepaid expenses		41,787	-
Total current assets		1,223,187	1,258,498
Non-current assets:
Property, plant and equipment, net	4	41,968	8,050
Trademarks		1,547	1,548
Total non-current assets		43,515	9,598
TOTAL ASSETS		$1,266,702	$1,268,096

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	5	$388,800	$423,121
Accrued expense		29,015	37,165
Advances from customer		92,565	72,139
Loans from related parties	12	757,678	593,723
Tax payables		15,710	31,382
Other payables	7	125,609	41,108
Other tax payables		-	308
Total current liabilities		1,409,377	1,198,946
TOTAL LIABILITIES		1,409,377	1,198,946

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 authorized; none issued and outstanding		-	-
Common stock, $0.001 par value, 65,000,000 authorized; 13,663,322 and 10,000,000 shares issued and outstanding, at September 30, 2016 and December 31, 2015 respectively		13,663	10,000
Additional paid-in capital		155,856	91,720
Accumulated other comprehensive (loss) income		(154,996)	(142,838)
Retained earnings		(157,198)	110,268
TOTAL STOCKHOLDERS’ EQUITY		(142,675)	69,150
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$1,266,702	$1,268,096

See accompanying notes to unaudited consolidated financial statements

SLEEPAID HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

		(Unaudited)
		Three Months Ended September 30,
	Note	2016	2015

Net revenue		$488,892	$599,912
Cost of sales		(383,270)	(437,124)
Gross profit		105,622	162,788

Operating expenses:
Selling expenses		26,939	25,175
General and administrative expenses		165,797	125,952
Total operating loss		192,736	151,127
(Loss) Income from operations		(87,114)	11,661

Non-operating income (expense):
Interest income		74	20
Interest expenses		-	(473)
Other income		-	-
Other expenses		(179)	(4,632)

Total non-operating income (expense)		(105)	(5,085)

(Loss) Income before income taxes		(87,219)	6,576
Income taxes		-	(593)

Net (loss) income		(87,219)	5,983

Comprehensive income statement:
Net (loss) income		(87,219)	5,983
Foreign currency translation adjustment		(1,707)	-
Comprehensive (Loss)Income		$(88,926)	$5,983

Basic (loss) earnings per share of common stock		$(0.0064)	$0.0006
Diluted (loss) earnings per share		$(0.0064)	$0.0006
Weighted average shares used in calculating loss per common stock – basic		13,663,322	10,000,000
Weighted average shares used in calculating loss per common stock – diluted		13,663,322	10,000,000

See accompanying notes to unaudited consolidated financial statements

SLEEPAID HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

		(Unaudited)
		Nine Months Ended September 30,
	Notes	2016	2015

Net revenue		$1,484,613	$1,990,331
Cost of sales		(1,122,797)	(1,445,376)
Gross profit		361,816	544,955

Operating expenses:
Selling expenses		111,108	109,764
General and administrative expenses		519,456	389,622
Total operating loss		630,564	499,386
(Loss) Income from operations		(268,748)	45,569

Non-operating income (expense):
Interest income		371	55
Interest expenses		-	(12,788)
Other income		1,802	62,457
Other expenses		(893)	(4,647)
Total non-operating income (expense)		1,280	45,077

(Loss) Income before income taxes		(267,468)	90,646
Income taxes	8	-	(31,335)
Net (loss) income		(267,468)	59,311

Comprehensive income statement:
Net (loss) income		(267,468)	59,311
Foreign currency translation adjustment		(12,158)	-
Comprehensive (Loss) Income		$(279,626)	$59,311

Basic (loss) earnings per share of common stock	11	$(0.0196)	$0.0094
Diluted (loss) earnings per share	11	$(0.0196)	$0.0094
Weighted average shares used in calculating loss per common stock – basic		13,622,144	6,278,095
Weighted average shares used in calculating loss per common stock – diluted		13,622,144	6,278,095

See accompanying notes to unaudited consolidated financial statements

SLEEPAID HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

		(Unaudited)
		Nine Months Ended September 30,
	Notes	2016	2015
Cash flows provided by (used for) operating activities:
Net (loss) income	11	$(267,468)	$59,311
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation		6,914	2,710
Profit on Disposal of Assets		(1,802)	-
Changes in operating assets and liabilities:
Trade receivable		(1,718)	155,597
Inventories		20,781	(106,741)
Advances to suppliers		(47,512)	42,381
Loans to related parties		-	7,302
Other receivables		18,219	139,476
Prepaid expenses		(41,787)	(6,509)
Accounts payable		(23,309)	(193,090)
Other payables		86,139	29,748
Advances from customer		22,660	(20,640)
Tax payables		(15,337)	(816)
Loans from related parties		-	(184,592)
Accrued liabilities		(7,246)	(129)
Net cash (used for) provided by operating activities		(251,466)	(75,992)

Cash flows used for investing activities:
Purchases of property, plant and equipment		(42,435)	-
Proceeds from sale of PPE		2,735	(972)
Purchase of trademark		-	(1,547)
Net cash used for investing activities		(39,700)	(2,519)

Cash flows provided by (used for) financing activities:
Principal repayment of bank loans		-	(254,990)
Loans from related parties		219,536	-
Issuance of common stock		67,799	-
Net cash provided by (used for) financing activities		287,335	(254,990)

Net (decrease) increase in cash		(3,831)	(333,501)
Effect of foreign currency translation		(3,771)	52
Cash – beginning of period		184,010	515,053
Cash – end of period		$176,408	$181,604

Supplemental disclosures of cash flow information:
Interest paid		$-	$5,175
Issuance of 36,663 shares of common stock at $0.001 par value		$-	$-

See accompanying notes to unaudited consolidated financial statements

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND PRINCIPAL ACTIVITY

Organization

Sleepaid Holding Co. (“Sleepaid”) and its subsidiaries are referred to herein collectively and on a consolidated basis as the “Company” or “we”, “us” or “our” or similar terminology.

Sleepaid, a Nevada Corporation, was incorporated under the laws of the State of Nevada on December 17, 2014. Yugosu Investment Limited (“Yugosu”) was incorporated in Hong Kong on March 28, 2007 and established a fiscal year end of December 31.

Guangzhou Smartfame Co., Ltd (“Guangzhou Smartfame”), the wholly owned subsidiary of the Yugosu, was incorporated under the laws of the PRC in Guangzhou, as a limited company on June 25, 2013. On May 11, 2016, Guangzhou Smartfame changed the name to Guangzhou Sleepaid Household Supplies Co., Ltd. (“Sleepaid Household”) and expanded the business activities to including the wholesale and manufacturing of household supplies and furniture.

Yuewin Trading Ltd (“Yuewin”), the wholly owned subsidiary of Sleepaid Household, was incorporated under the laws of the PRC as a limited company on March 24, 2008.

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

(d) Economic and political risks

The Company’s operations are conducted in Hong Kong and China and a large number of customers are located in Southern China. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in Hong Kong and China, and by the general state of the economy in Hong Kong and China.

The Company’s operations and customers in Hong Kong and Southern China are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments, and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in Hong Kong and China, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

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

(i) Foreign currency translation

The accompanying consolidated financial statements are presented in United States dollars (USD). The functional currencies of the Company’s operating business based in Hong Kong and PRC are the Hong Kong Dollar (HKD) and Renminbi (RMB) respectively. The consolidated financial statements are translated into USD from HKD and RMB at period-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred..

The exchange rates used to translate amounts in HK$ and RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	9/30/2016	12/31/2015	9/30/2015
Nine months and Year end HKD: USD exchange rate	7.7550	7.7507	7.7577
Average period and yearly HKD: USD exchange rate	7.7658	7.7524	7.7547

	9/30/2016	12/31/2015	9/30/2015
Nine months and Year end RMB: USD exchange rate	6.6702	6.4917	6.1460
Average period and yearly RMB: USD exchange rate	6.5809	6.2288	6.1457

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

(k) Recently implemented standards

The FASB has issued No. 2016-07 “Topic 323, Investments—Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting,” which aims to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The amendments in this Update affect all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted.

The FASB has issued No. 2016-08 “Topic 606, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which requires the entity to determine whether the nature of its promise is to provide good or service to the customer (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). This determination is based upon whether the entity controls the good or the service before it is transferred to the customer. The amendments in this Update affect entities with transactions included within the scope of Topic 606. The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements of Update 2014-09. Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year.

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(k) Recently implemented standards (continued)

The FASB has issued No. 2016-09 “Topic 718, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting,” which aims to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The amendments in this Update affect all entities that issue share-based payment awards to their employees. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments eliminate the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period.

The FASB has issued No. 2016-10 “Topic 606, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing.” The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The amendments in this Update clarify that contractual provisions that, explicitly or implicitly, require an entity to transfer control of additional goods or services to a customer (for example, by requiring the entity to transfer control of additional rights to use or rights to access intellectual property that the customer does not already control) should be distinguished from contractual provisions that, explicitly or implicitly, define the attributes of a single promised license (for example, restrictions of time, geographical region, or use). The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective.

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

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(l) Account receivable

The Company is operating retail outlet stores in a cash or credit environment which rent space from various shopping malls controlling by the shopping mall owners. All customers pay for their purchases at the cashier counters operating by the owners. Upon confirmation of the transaction by the shopping mall, the shopping mall deducts the sales tax due to the government, the sales portion due to the shopping mall and remits the balance to the Company. It typically takes the shopping mall approximately 30 to 45 days to confirm the transaction, and settles net proceeds within the next 45 days. The Company’s accounts receivable are the receivables due from the shopping malls for the sale of the products for which the shopping mall owner collected the payments from the customers and are holding to remit to the Company.

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

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(n) Revenue recognition

The Company earns revenue by selling merchandise through self-managed retail stores inside shopping malls, franchise stores, wholesale agent and e-commerce service provider.

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

Revenue from sales via e-commerce service provider is recognized after goods delivered, amount fixed or determined and collectability is reasonably assured.

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

(p) Operating lease rental

The Company did not have a lease that met the criteria of a capital lease. Leases that do not qualify as a capital lease are classified as an operating lease. Operating lease rental expenses included in selling, general and administrative expenses for the nine months ended September 30, 2016 and 2015 were $49,136 and $25,625, respectively

(q) Selling expenses

Selling expenses include store-related expense, other than store occupancy costs, as well as advertising, depreciation and amortization, and certain expenses associated with operating the Company’s corporate headquarters.

(r) Advertising costs

The Company expensed all advertising costs as incurred. Advertising expenses, net of reimbursement from suppliers, amounted to $22,953 and $Nil for the nine months ended September 30, 2016 and 2015 respectively. Advertising expense is included in selling expense in the accompanying consolidated statements of income.

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

The total amounts for such employee benefits which were expensed were $30,139 and $29,769 for the nine months ended September 30, 2016 and 2015, respectively.

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

The company is the legal obligor for the warranties of the products sold to customers but believed that the likelihood that we would not recover all warranty costs from the manufacturer to be remote based on our past operating history, manufacturers’ cooperation and their reputation and history of honoring all their warranty obligations. Since our inception to present, we have not incurred any direct warranty expenses and accordingly, the accrual and associated expenses recognized in the financial statements has been recorded as zero.

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially expose the company to concentrations of credit risk, consists of cash and accounts receivable as of September 30, 2016 and December 31, 2015. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure sound collections and minimize credit losses exposure.

As of September 30, 2016 and December 31, 2015, the Company’s bank deposits conducted with banks in the PRC where there is currently no rule or regulation mandated on obligatory insurance of bank accounts.

For the six months ended September 30, 2016 and year ended December 31, 2015, all of the Company’s sales were generated from the PRC.

The maximum amount of loss exposure due to credit risk that the Company would bear if the counter parties of the financial instruments failed to perform represents the carrying amount of each financial asset on the balance sheet.

Normally, the Company does not require collateral from customers or debtors.

Accounts Receivable

Customer	As at September 30, 2016		As at Dec 31, 2015
A	$33,379	21%	$27,096	17%
B	33,038	21%	24,955	16%
C	31,738	20%	23,695	15%
D	12,379	8%	15,414	10%
Total	$110,534	70%	$91,160	58%

Accounts Payable

Supplier	As at September 30, 2016		As at Dec 31, 2015
A	$161,730	42%	$166,177	39%
B	48,769	13%	53,579	13%
C	35,371	9%	43,095	10%
D	33,770	9%	41,663	10%
E	33,039	9%	30,780	7%
	$312,679	82%	$335,294	79%

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. PROPERTY, PLANT AND EQUIPMENT, NET

Details of property, plant and equipment are as follows:

	September 30, 2016	December 31, 2015
At cost
Furniture and fixtures	$8,044	$8,265
Office equipments	41,860	19,988
Motor vehicles	24,737	24,308
	74,641	52,561
Less: accumulated depreciation	(32,673)	(44,511)
	$41,968	8,050

Depreciation expense for the nine months ended September 30, 2016 and 2015 were $6,914 and $2,710 respectively.

Depreciation expense for the three months ended September 30, 2016 and 2015 were $3,522 and $962 respectively.

NOTE 5. ACCOUNT PAYABLES

Account payables were comprised of the following:

	September 30, 2016	December 31, 2015

Trade payables	$388,800	$423,121

NOTE 6. OTHER RECEIVABLES

Other receivables were comprised of the following:

	September 30, 2016	December 31, 2015

Disbursement and advances to employees	$6,961	$22,505
Deposit paid	500	3,630
	$7,461	$26,135

NOTE 7. OTHER PAYABLES

Other payables were comprised of the following:

	September 30, 2016	December 31, 2015

Loan advances from unrelated parties	$121,047	$40,051
Sundries	4,562	1,057
	$125,609	$41,108

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. INCOME TAXES

The Company is subject to the Federal Income tax rate of 34% and Hong Kong profits tax rate of 16.5%. No provision for income taxes in the United States and Hong Kong or elsewhere has been made as the Company had no taxable income for the nine-months ended September 30, 2016 and year ended December 31, 2015.

A reconciliation of the provision for income taxes with amount determined by applying the statutory Federal income tax rate of 34% to income before income taxes is as follow:

	September 30, 2016	December 31, 2015
(Loss) Profit before income tax	$(3,546)	$(22,000)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable income	$(3,546)	$(22,000)
Federal Income Tax rate	34%	34%
Current tax credit	$1,206	$7,480
Less: Valuation allowance	(1,206)	(7,480)
Income tax expenses	$-	$-

A reconciliation of the provision for income taxes with amounts determined by applying the Hong Kong profit rate of 16.5% to income before income taxes is as follows:

	September 30, 2016	December 31, 2015
(Loss) Profit before income tax	$(53,860)	$(16,749)
Temporary Difference	-	-
Permanent Difference	-	4
Taxable income	$(53,860)	$(16,752)
Hong Kong Income Tax rate	16.5%	16.5%
Current tax credit	$8,887	$2,764
Less: Valuation allowance	(8,887)	(2,764)
Income tax expenses	$-	$-

Sleepaid Household and Yuewin were incorporated in the PRC and are subjected to income taxes under the current laws of the PRC. The EIT rate of PRC was 25% for the nine-months and year ended September 30, 2016 and December 31, 2015.

Profit (loss) before income tax of $(210,062) and $120,478 for the nine-months and year ended September 30, 2016 and December 31, 2015, respectively, were attributed to operations in China. The income tax expenses consisted of the following:

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. INCOME TAXES (CONTINUED)

	September 30, 2016	December 31, 2015
(Loss) Profit before income tax	$(210,062)	$120,478
Temporary Difference	-	4,829
Permanent Difference	-	4,997
Taxable income	$(210,062)	$130,304
China Enterprise Income Tax rate	25%	25%
Current tax credit (expenses)	$52,515	$(32,576)
Less: Valuation allowance	(52,515)	-
Income tax expenses	$-	$32,576

No deferred tax has been provided as there are no material temporary differences arising during the nine-months and year ended September 30, 2016 and December 31, 2015.

NOTE 9. COMMITMENTS AND CONTINGENCIES

The Company has operating lease agreements for office premises, which expiring through December 31, 2016 and December 31, 2018. Future minimum rental payments under agreements classified as operating leases with non-cancellable terms for the next one year and thereafter as follows:

December 31,
2016	11,288
2017	41,939
2018 and thereafter	41,939
$95,166

Rental expense paid for the nine-months ended September 30, 2016 and 2015 were $34,610 and $25,625 respectively.

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

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. NET INCOME (LOSS) PER SHARE

A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share (“EPS”) is provided as follows:

	September 30, 2016	September 30, 2015
Numerator
Net (Loss) Income	$(267,468)	$59,311

Denominator
Weighted average shares – Basic EPS	13,622,144	6,278,095
Weighted average shares – Diluted EPS	13,622,144	6,278,095

Net (loss) income per share – Basic and Diluted
EPS - basic and diluted	$(0.0196)	$0.0094

NOTE 12. RELATED PARTY TRANSACTIONS

Related party transactions comprised of loans from related parties and from director by director current account. As of September 30, 2016 and December 31, 2015, the loans from related parties were $839,746 and $593,723; All of these loans were provided for the Company’s working capital, did not have collateral, bear no interest and repayable on demand.

Detailed loans from related parties are listed as below:

	September 30, 2016	December 31, 2015
Wang Tao(a)	$440,471	$276,144
Cheung Kuen, Harry(a)	14,992	13,864
Cheung Hang, Dennis(b)	49,474	50,834
Yugosu International Limited(c)	252,741	252,881
Total loans from related parties	$757,678	$593,723

(a) Major shareholders of Amax Deluxe Ltd.

(b) Close family member of Cheung Kuen, Harry.

(c) With common shareholder Cheung Kuen, Harry.

NOTE 13. SUBSEQUENT EVENTS

The Company has evaluated all other subsequent events through November 14, 2016, the date these financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

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

Unless indicated otherwise, or the context otherwise requires, references in this report to “Sleepaid Holdings,” the “Company,” “we,” “us” and “our” or similar terms are to Sleepaid Holding Co..

Overview

Our principle line of business is developing, producing and selling our mattress, pillow, and bedding products. In the nine months ended September 30, 2016, the retail industry in China had significantly slowed down and competition was furious. Traditional retail share has been eaten by E-commerce. We have to restructure our business by rearrangement of our marketing resources to our brand and widen our products range and sourcing for new health enhancement products .

According to the current market situation, our company changed the sales strategy, doing more promotion and started to develop our O2O marketing channel, in order to slow down the decline as much as possible. In the nine months ended September 30, 2016, our revenue was $1,484,613, which generated by our self-managed store was $1,289,964, the revenue generated by the franchised stores was $123,624, and the revenue generated by the O2O marketing channel was $71,025. Our revenues by brand for the nine months ended September 30, 2016 were as follows: Revenue of SleepAid was $659,324, BEMCO was $527,996, and Whinny was $297,293.

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

Result of the Three months ended September 30, 2016 and 2015

Net Revenue

In the three months ended September 30, 2016, our revenue was $488,892, compared to $599,912 the same period in 2015. In three months ended, the revenue decreased by 18.51% from the same period in 2015. The revenue generated by our self-managed store was $365,127, by the franchised stores was $52,740, and by O2O marketing channel was $71,025. Our revenues by brand for the three months ended September 30, 2016 were as follows: Revenue of SleepAid was $238,368, BEMCO was $186,864 and Whinny was $63,660. Because of the continuous decline in retail market, we record a significant decrease in the quarterly sales turnover.

Cost of Sales

In the three months ended September 30, 2016, the cost was $383,270 compared to the same period in 2015 decreased 12.32% from $437,124. The change of cost of sales reflects a decreasing rate less than that of the decrease rate in revenue. This was caused by the significant slowed down of retail business in China, and resulted that the profit margin was eaten up as compared to the third quarter in 2015.

Selling expense

In the three months ended September 30, 2016 and 2015, the selling expense was $26,939 and $25,175 respectively. The increase of 7.01% which reflected that spending ratio to sales volume was increasing to defend against the slow economy, and in the same time our management continuous to work hard in controlling the related selling expenses.

General and administrative expense

General and administrative expense for the three months ended September 30, 2016 was $165,797 compared to the same period in 2015 increase 31.64% from $125,952, the increase was attributed to the increase in management staffs expenses and office administration expenses.

Income Tax

During the three months ended September 30, 2016 and 2015, the company incurred no tax and its subsidiary has paid $Nil and $593 tax respectively as a foreign corporation.

Net Income

The Company recorded a net loss of $87,219 for the three months ended September 30, 2016 compared to the net income of $5,983 for the same period in 2015. The net loss increased by 1557.78%. This continuous decline was due to the slowdown of retail market with resulted of significant decrease in sales turnover and gross profit, and the increase in G&A expenses

Interest expenses

In the three months ended September 30, 2016 and 2015, the interest expenses was $Nil and $473 respectively.. The decreased of interest expenses was caused by the company repaid all the bank loan by the second half year of 2015.

Result of the Nine months ended September 30, 2016 and 2015

Net Revenue

In the nine months ended September 30, 2016, our revenue was $1,484,613, compared to $1,990,331 the same period in 2015. In nine months ended, the revenue decreased by 25.41% from the same period in 2015. The revenue generated by our self-managed store was $1,289,964, by the franchised stores was $123,624, and the revenue generated by the O2O marketing channel was $71,025. Our revenues by brand for the nine months ended September 30, 2016 were as follows: Revenue of SleepAid was $659,324, BEMCO was $527,996 and Whinny was $297,293. Because of the continuous decline in retail market, we record a significant decrease in the nine months period sales turnover.

Cost of Sales

In the nine months ended September 30, 2016, the cost was $1,122,797 compared to the same period in 2015 decreased 22.32% from $1,445,376. The change of cost of sales reflects a decreasing rate slightly less than that of the decrease rate in revenue. This was caused by the significant slowed down of retail business in China, and resulted that the profit margin was less than the comparative period with the decrease in the sales volume.

Selling expense

In the nine months ended September 30, 2016 and 2015, the selling expense was $111,108 and $109,764 respectively. The increase of 1.22% which reflected that spending ratio to sales volume was increase a lot in order to defend against the slow economy, and in the same time our management continuous to work hard controlling the expenses spending.

General and administrative expense

General and administrative expense for the nine months ended September 30, 2016 was $519,456 compared to the same period in 2015 increase 33.32% from $389,622, the increase was attributed to the increase in management staffs expenses and office administration expenses.

Income Tax

During the nine months ended September 30, 2016 and 2015, the company incurred no tax and its subsidiary has paid $Nil and $31,335 tax respectively as a foreign corporation.

Net Income

The Company recorded a net loss of $267,468 for the nine months ended September 30, 2016 compared to the net income of $59,311 for the same period in 2015. The net loss increased by 550.96%. The cause of going down was due to the increase in G&A expenses and slow market growth with resulted of significant decrease in sales turnover and gross profit.

Interest expenses

In the nine months ended September 30, 2016 and 2015, the interest expenses was $Nil and $12,788 respectively.. The decreased of interest expenses was caused by the company repaid all the bank loan by the second half year of 2015.

Liquidity and Capital Resources

The Company’s liquidity and capital is dependent on the company achieve to turn around in the decline retail market and to increase its revenues, and to raise additional capital to continue the Company’s development and expansion of its product lines. The Company estimates that its current and available capital resources are sufficient to fund its planned operations through the fourth quarter of 2016.

The operation had been financed by the current beneficiary shareholders through not only the injection of capital, but also by loans to the Company. The loans are unsecured, non-interest bearing and repayable at demand. Going forward, the current beneficiary shareholders will continue to finance the company’s operations, and we also plan to secure additional financing through private placements of equity and short-term borrowings from banks.

Working Capital: as at December 31, 2015, the company had working capital of $59,552 with current assets of $1,258,498 and current liabilities of $1,198,946. The current assets consisted of cash of $184,010, inventory of $806,443, trade receivables of $159,118, advance to supplies of $14,791, other receivables of $26,135 and loans to related parties of $68,001. The current liabilities of the Company at December 31, 2015 are composed primarily of loans from related parties of $593,723, accounts payable of $423,121, advances from customers of $72,139, tax payable of $31,382 and other payables of $41,108.

At September 30, 2016, the Company had negative working capital of ($186,190) with current assets of $1,223,187 and current liabilities of $1,409,377. The current assets consisted of cash of $176,408, inventory of $764,356, trade receivables of $156,554, advance to supplies of $61,272, other receivables of $7,461, loans to related parties of $15,349 and prepaid expenses of $41,787. The current liabilities of the Company as at September 30, 2016 were composed primarily of accounts payable of $388,800, loans from related parties of $757,678, advances from customer of $92,565, accrued expenses of $29,015, tax payable of $15,710, and other payable of $125,609.

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

In an effort to eliminate concerns over the ability to transfer cash between entities, cross border and to U.S. investor, Guangzhou Sleepaid Household Supplies Co., Ltd. (“Sleepaid Household”), our subsidiary and parent company to Yuewin Trading. (“Yuewin”), is incorporated in China as a wholly-owned foreign enterprise (“WOFE”). Because of such WOFE status, and profit (after tax) distribution received by Sleepaid Household from Yuewin can be freely transferred back to YIL in Hong Kong Dollars, which is not subject and restriction on its conversion into any foreign currency.

Operating Activities: Net cash used by operating activities during the nine months period ended September 30, 2016, was $251,466 compared to net cash used by operation of $75,992 for the same period in 2015. This represents a decrease of $175,474.

During the nine months period ended September 30, 2016, the $251,466 cash used was mainly resulted by net loss of $267,468, increased advances to suppliers of $47,512, increased prepaid expenses of $41,787 and decreased accounts payable of $23,309, with offset by increased other payables of $86,139, increased advances from customer of $22,660, and decreased inventories of $20,781.

During the nine months period ended September 30, 2015, the $75,992 cash used was primarily derived from net income of $59,311, increased accounts receivable of $155,597, increased other receivables of $139,476, while used by decreased inventory of $106,741, decreased accounts payable of $193,090, decreased advances from customers of $20,640, and decreased loans from related parties of $184,592.

Investing Activities: Net cash used in investing activities was $39,700 for the nine month period ended September 30, 2016 and $2,519 for the same period in 2015. Net cash used in investing activities was increased by $37,181 was the result of newly purchase of PPE $42,435 in the half year of 2016.

Financing Activities: Net cash provided by financing activities was $287,335 for the nine months period ended September 30, 2016 compared to net cash used of $254,990 for the same period in 2015. This change was primarily comprised of the increase in loans from related parties of $219,536 and the newly issuance of common stock of $67,799 in the first nine months period of 2016, compared to repayment of bank loans of $254,990 in the same period of 2015.

As of September 30, 2016, the Company had total assets of $1,266,702 and total liabilities of $1,409,377. Stockholder’s equity as of September 30, 2016 was negative ($142,675) compared to an equity of $69,150 at December 31, 2015.

Off-Balance Sheet Arrangements and Contractual Obligations

As at September 30, 2016, our material off-balance sheet arrangements are operating lease obligations. We excluded these items from the balance sheet in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Operating lease commitments consist principally of leases for our office and warehouse. These leases frequently include options which permit us to extend the terms beyond the initial fixed lease term. With respect to most of those leases, we intend to renegotiate those leases as they expire.

ITEM 3: QUANTITATIVE AND QUALITAIVE DISCLOSURE ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4: CONTROLS AND PROCEDURES

Under the supervision and the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation as of September 30, 2016 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2016. Such conclusion reflects the identification of material weakness as follows: (1) lack of accounting proficiency of our chief financial officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (3) lack of control procedures that include multiple levels of review. Until we are able to remedy these material weaknesses, we have engaged third party consultants and accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the six months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None

ITEM 1A: RISK FACTORS

There have been no material changes to Sleepaid Holdings’ risk factors as previously disclosed in our most recent Form 10-K filing on September 30, 2016.

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

SLEEPAID HOLDING CO.

Date: November 14, 2016	By:	/s/ Tao Wang
Tao Wang
Chief Executive Officer

Date: November 14, 2016	By:	/s/ Riggs Cheung
Riggs Cheung Chief Financial Officer and Chief Accounting Officer

