Form 10-K
period 2016-12-31
Sleepaid Holding Co.
filed 2017-03-31
CIK 1643319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number: 000-1643319

SLEEPAID HOLDING CO.
(Exact name of Registrant as specified in its charter)

Nevada	47-3785730
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Room 10, 1/F., Wellborne Commercial Centre, 8 Java Road, North Point, Hong Kong.
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code : +852-28062312

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
NONE	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) ☐ Yes   ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

As of March 31, 2017 there was no market for the Common Stock.

The number of shares of Registrant’s Common Stock outstanding as of March 31, 2017 was 13,663,322.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

Form 10-K Index

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated herein contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. When used in this Annual Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “plan”, “intend”, “may,” “will,” “expect,” “believe”, “could,” “anticipate,” “estimate,” or “continue” or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by applicable laws, the Company undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART I

As used throughout this Annual Report, the terms “SLEEPAID”, “Company”, “we”, “us”, “our” or “Registrant” refer to Sleepaid Holding Co. and its subsidiaries.

Item 1. Business

Overview

SLEEPAID HOLDING CO., a Nevada corporation (“Sleepaid” or the “Company”), was incorporated on December 17, 2014. On April 15, 2015, we entered into an exchange agreement (the “Exchange”) with the shareholders of Yugosu Investments Limited (“YIL”), a company incorporated under the laws of Hong Kong. As a result of that exchange, the Company issued shares of its common stock in exchange for all the issued and outstanding shares of YIL. YIL is a wholly owned subsidiary of the Company as a result of the Exchange. As part of the Exchange, the Company issued a total of 9,770,000 shares of its common stock, in restricted form, to YIL’s sole shareholder, AMAX Deluxe Limited (“AMAX”), a British Virgin Islands company (“BVI”).

Current Business

The Company is principally engaged in, together with its subsidiaries, the design and distribution of soft bedding products in the People’s Republic of China (“PRC”). The Company’s business in China is conducted by Yuewin Trading Limited (“Yuewin”) and Guangzhou Sleepaid Household Supplies Co., Ltd (“Sleepaid Household”) which was previously named Guangzhou Smartfame Co. Limited ("Guangzhou Smartfame"), its wholly owned subsidiaries located in Guangzhou.

Currently, we are selling the Sleep Aid, BEMCO and Whinny products to end customers through our self-managed and franchised retail stores in Guangdong and Guangxi Provinces in the southern part of China. Currently, we have a total of 38 stores. We manage 25 of these stores directly. The remaining 13 stores are owned by franchisees. These stores, whether self-managed or franchised, are approximately 40 sq. m. to 100 sq. m. in size and have similar buildout and décor. For self-managed stores, the Company prefers to cooperate with the large shopping malls that have strong management and proven customers flow. We are provided with counter space in the stores which we are responsible for decorating and staffing. When we sell our products, the customer pays the store. The store receives a commission for the sale and remits the balance to the Company, typically within 60 to 90 days after the sale. In the financial year 2016, we received approximately 5.6% of our gross sales from one store, approximately 5.5% from another store, approximately 12.4% of our gross sales from one network E-Commerce channel, and received approximately 12.0% of our gross sales from a direct sales channel.

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

Sleep Aid and BEMCO products include different lines of mattresses, soft mats, silk blankets and pillows; while those for Whinny include various home textile items like bed sheets, quilts, pillow cases, blanket covers and outer covers for mattresses. The Sleep Aid and BEMCO products are also sold to customers in the other provinces of China through an exclusive wholesale agent. We are responsible for the product development of Sleep Aid and BEMCO products, but production is outsourced to a few third party manufacturers. For Whinny, we purchase the products from Royalcover, which owns the Whinny brand. In 2016, we had three major suppliers who provide us with approximately from 16% to 23% of our products. Our suppliers agree to deliver the ordered products within 30 days of our placing the order and must deliver products conforming to industry standards. Typically, our suppliers allow us 60 to 90 days to pay for the products ordered.

Sleep Aid is the self-developed brand of YIL which possesses proprietary rights. The PRC National Industry and Commerce Bureau has granted Yuewin four patents numbered 7518777, 7518742, 7518835 and 8243171 covering various kinds of mattresses, pillows, blankets, quilts, hospital and massage beds under the Sleep Aid brand name. All these products are designed and developed by Yuewin’s in-house product development team in collaboration with third-party manufacturers, who manufacture the actual products.

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

Whinny is a brand name owned by Royalcover Hometex Co., Ltd. (“Royalcover”), which markets a series of high-end bedroom textile products like bed covers, bed sheets, pillow cases, blanket covers, quilts, etc. All design and production of the Whinny items are done by Royalcover, which granted the exclusive distribution right to the Company to market these products in Guangzhou and Shaoguan in Guangdong Province. The Company purchases the Whinny products from Royalcover and resells them at a certain margin, with no license fees required. Royalcover has its own marketing strategies for all its products, including those under the Whinny brand name. It also assists the Company in specifically promote the Whinny brand products within those areas where the Company has the exclusive distribution right to increase customer awareness of the Whinny brand name.

Starting on February 1, 2016, the Company has terminated the exclusive distribution right of Whinny products from Royalcover in order to focus more on our self-developed brand SleepAid and put more effort on the marketing strategy.

At present, the Company as a whole employs 72 employees to manage the finance, sales and marketing, logistic, product development and administration functions. The majority of its manpower is deployed in sales and marketing, which employs fifty employees. The Company’s retail shops have a standardized layout and decor to enhance customers’ recognition in order to build up brand loyalty. Sales to customers are typically on cash basis. For those retail outlets that are located within department stores or shopping malls, sales proceeds are collected by the cashier systems of the respective department store and shopping mall, which then settles the amounts due the Company during the next calendar month after the sales transaction.

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

No particular player in the industry is able to command a leading position or enjoy a lion’s share of the market. The Company’s management believes that even the largest player would not be able to capture more than 5% market share. In terms of competition, the Company regards TEMPUR and Sinomax to be its closest rival since they have similar product lines that are selling at similar price range.

The total market size is expected to continue to increase because the demands for bedding products are a function of the general economic situation, the state of construction and the real estate market and population demographics. Although the PRC economy has recorded slower growth to 6.9% in 2015, its GDP growth is still expected to be in the region of about 6.5% -7% in the coming year, indicating there will still be an enormous potential demand for soft bedding products when such properties are to be occupied for residency. With the continuing affluence of the people in general, and the increase in more matured population who could afford to pay for high-end mattresses and soft beds, the market is expected to grow continuously in the next five years.

The Company has worked to establish the brand names for Sleep Aid and BEMCO in Guangdong and Guangxi Province in Southern China. The awards we received from the Guangdong Furniture Association have a big impact in the industry in Guangdong. The Guangdong Furniture Association was established in 1990 and has over 1,000 members. The Company received a "Top Ten Best Product" Award from the Association in 2012 as recognition that its products are rated as being some of the best products in the industry in Guangdong Province. The Company was also recognized as one of the "Top 10 Best Mattress in 2014" from the China Furniture Industry. Winners of this award were voted by representatives from major Chinese media, led by Phoenix New Media Ltd. (NYSE:FENG). Phoenix New Media has very large influence in the industry and is regarded as one of product information guide. The awards presented to us are recognitions of the high quality of our products and our leading position in that particular year when compared to similar products from other domestic suppliers in the market.

To capture a larger share of the soft bedding products market, the Company has plans for expansion over the next five years. The emphasis in 2016 was to further consolidate its leading position by expanding the distribution network in the two provinces where it now operates. The plan is to open more self-managed stores and invite an additional ten operators to open and run retail stores or outlets to market the Company's products under a franchise arrangement. The next step will be to penetrate the market in other regions of the country. The Company has identified Chengdu, Henan and Shanghai as three key areas where self-operated stores will be opened in the next phase and be the springboard for expansion into the Southwest, Central and Eastern China regions respectively. The Company's proposed plan of operations is to operate 60 self-operated stores and 160 franchise stores in three years' time and 150 self-operated stores and 250 franchise stores within five years.

The costs to open a new self-managed store, including inventory to be kept on hand when opening the store, store display equipment (storage racks, and computers), and store decorations varies with size but the Company estimates that each new store would cost approximately $30,000 to $35,000. Among these three cost categories, $10,000 is required for the design, furniture and fixtures and equipment with the balance going to inventory.

According to our original plan, the development of our e-commerce platform will be of the highest priority, second will be the additional retail stores, and the last would be making acquisitions. The total estimate costs to execute the three plans completely are $3,000,000 for e-commerce platform, $2,000,000 for additional retail stores, and $2,500,000 for acquiring other operators in the industry. The costs originally estimated to execute the three plans in next 12 months are $500,000 for e-commerce platform, $220,000 for increases in retail stores, and for acquisitions, we are looking for appropriate targets that would bring about synergy. Currently, there is no firm financing commitments in place. But in view of the current market situation and our financial condition, the development of the e-commerce platform has been put on hold and only 10 additional self-managed stores will have been opened during the year ended December 2016. We do not anticipate further opening of such stores in the near future. Our existing shareholders have indicated that they will continue to invest additional capital to finance the Company's growth and execution of the development plans. We may also broaden our shareholders' base and may engage in offerings of our stock in the future in an effort to raise additional capital. We shall also seek the additional financing from banks in the form of loans. In the event that we are not be able to raise the necessary financing to execute all our plans, we intend to concentrate our efforts and resources on developing the e-commerce platform first, lower the number of the stores that we plan to increase and put any acquisition plans on hold.

The Company considers the development of an e-commerce platform an effective means to complement the operation of the physical retails stores. As online shopping grows in popularity, the Company intends to use online facilities including its own e-commerce website, other mobile apps like Wechat, Weibo, and so on, for the promotion, advertising and marketing of its product. Customers can then purchase and pay online via the Company's e-commerce website and other online trading platforms like Tianmao (www.tmall.com) and Jingdong Mall (www.jd.com). The retail shops, whether self-operated or franchised, will then provide the "last mile" connection including delivery, assembling and after sales services. The management believes this O2O business model will greatly enhance its business and at the same time enable it to retain the very important data bank of its customer profile.

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

Included in the expansion plan is the opening of more retail stores, gradually increasing from the present number of 32 to 400 in five years' time. It is anticipated that we will require approximately $US2.0 million in order to open the next 60 self-managed stores. The development of the e-commerce platform is estimated to cost approximately $US 3.0 million, but this has been put on hold in view of the current market situation and the Company's financial resources. We shall also seek acquisition opportunities to acquire other operators in the industry that can bring about synergy. We expect to carry out such acquisitions in the second half of 2016 with an estimated budget of $US2.5 million budget. To finance our expansion, we shall be relying on the profits generated from our business, the continued financing from related parties as well as borrowing from financial institutions and private sales of our securities to investors. We see the ability to secure additional financing to be the major obstacles for the successful implementation of our expansion plans. Should we be unable to obtain such financing, we may have to postpone the opening of some of the stores and the intended acquisitions.

Competitive Profile

The market for the bedding products in China is very fragmented, with more than 1,000 manufacturers producing mattresses all over the country. However, the demand for bedding products is enormous and has been increasing rapidly with the continuous growth in the Chinese economy and the affluence of the Chinese population. Because of the diversified tastes and preferences of the consumers, competition in the bedding products market is really a matter of design and quality of the products. With more than 1,000 manufacturers, there are issues or problems concerning product quality from inefficient producers. As a result, there is no particular brand that is strong enough to dictate the trend or capture a lion's share of the market. The management believes even the largest player in the industry would only be able to capture less than 5% of the market.

In terms of mattresses, the high end market is dominated mostly by foreign brands and imported products, which include Simmons, Serta, King Roll, Sealy or Posturepedic. Each of these has their own philosophy on their positioning in this market, with emphasis on the deployment of advanced technology and materials to being luxurious. The one thing they have in common is their products are of superior quality and provide the users with the appropriate support of the body that helps to relieve stress and help them enjoy a good night sleep. For example, Simmons is emphasizing on its AirCool memory foam design and individually wrapped spring coil technology. Serta puts forward different series of mattresses having design with input from the US National Sleep Foundation to help address five common sleep problems. They have the Nickeledeon Series for children, the luxurious Vera Wang Serta and Trump Home Series, and the high-tech iComfort Series to cater to different customer groups. King Roll and Sealy are more on the health function of the products to provide the much-needed support to the human backbone, thereby improving on the quality of sleep of the users.

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

The Company's philosophy is to on good materials, good quality and good service to win our customers. As a result, we have received several awards, including:

•	The Top 10 Best Product in 2012” award from The Guangdong Furniture Association

•	“The most trust and reliable brand in 2012” award from Chinese style and brand association

•	“The best choice brand in 2013” award from China Furniture Association

•	“The Top 10 Best Mattress in 2014” award from China Furniture Industry

•	An article entitled “Sleepaid Smart Pillow help good sleep” published on China Eastern Region Furniture & Textile magazine in 2015.

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

Employees

As of December 31, 2016, we, through our subsidiary, have 72 full-time employees in China.

Corporate History

We were incorporated on December 17, 2014. In April, 2015, the Company entered into an Exchange Agreement with YIL. As part of the exchange, the Company issued shares of its common stock to the sole shareholder of YIL, AMAX. YIL is our subsidiary in China and was incorporated in the Hong Kong SAR in 2007. The Company is principally engaged in, through its subsidiaries, the design and distribution, at both wholesale and retail level, of soft bedding products in the PRC. YIL is the holding company that is located in the Hong Kong SAR, and it holds 100% stake in Guangzhou Sleepaid Household Supplies Co., Ltd (“Sleepaid Household”), a wholly-owned foreign enterprise incorporated in the PRC. The business operation of YIL is carried out by Sleepaid Household and Guangzhou Yuewin Trading Limited ("Yuewin"), a private enterprise that is headquartered in Guangzhou and a wholly-owned subsidiary of Sleepaid Household.

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

We outsource our manufacturing and distribute products to our customers located in China. An interruption in production capabilities at any of these manufacturing facilities could result in our inability to produce our products, which would reduce our net sales and earnings for the affected period. In addition, we generally deliver our products only after receiving the order from the customer or the retailer, and in certain facilities, on a just-in-time basis, and thus do not hold significant levels of inventories. In the event of a disruption in production at any of our manufacturing facilities, even if only temporary, or if we experience delays as a result of events that are beyond our control, delivery times could be severely affected. For example, a third-party carrier could potentially be unable to deliver our products within acceptable time periods due to a labor strike or other disturbance in its business. Any significant delay in deliveries to our customers could lead to increased returns or cancellations and cause us to lose future sales. Any increase in freight charges could increase our costs of doing business and affect our profitability. Our manufacturing facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions. Despite the fact that we maintain insurance covering the majority of these risks, we may in the future experience material plant shutdowns or periods of reduced production as a result of equipment failure, delays in deliveries or catastrophic loss.

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

The audit report included in our Annual Report was prepared by auditors who are not inspected by the Public Accounting Oversight Board (“PCAOB”) and as a result, our shareholders are deprived of the benefit of having PCAOB inspections.

The independent registered public accounting firm that issues the audit reports included in our annual reports filed with the SEC, as auditors of companies that are traded publicly in the United States and a firm registered with the Public Company Accounting Oversight Board (United States), or the “PCAOB”, is required by the laws of the United States to undergo regular inspections by the PCAOB to assess its compliance with the laws of the United States and professional standards. Because our auditors are located in the PRC, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the PRC authorities, our auditors are not currently inspected by the PCAOB.

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

Currently, we do not have an independent audit committee. Our Board of Directors functions as our audit committee and is comprised of four directors, two of whom are not considered to be “independent” in accordance with the requirements of Rule 10A-3 under the Securities Exchange Act of 1934. An independent audit committee plays a crucial role in the corporate governance process, assessment of the Company's processes relating to its risks and control environment, oversight of financial reporting, and evaluation of internal and independent audit processes. The lack of an independent audit committee may prevent the Board of Directors from being independent in its judgments and decisions and its ability to pursue the committee's responsibilities, which could compromise the management of our business

Risks Related to Doing Business in China

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

SAFE has promulgated regulations, including the Notice on Relevant Issues Concerning Foreign Exchange Administration for Domestic Residents' Financing and Roundtrip Investment Through Offshore Special Purpose Vehicles, or Circular 75, effective on November 1, 2005, requiring PRC residents to register with the local SAFE branch before establishing or controlling any company outside of China for the purpose of capital financing with assets or equities of PRC companies owned by such PRC residents, referred to in the notice as an “offshore special purpose vehicle.” SAFE has further issued a series of implementation guidance, including the Operating Guidance for the Foreign Exchange Matters on Capital Item Direct Investment (SAFE Version), an appendix to the Notice of SAFE on Further Improvement and Adjustment of the Foreign Exchange Administrative Polices on Direct Investment, or Circular 59, which has come into effect as of December 17, 2012. These regulations require PRC residents and PRC corporate entities to register with competent local branches of SAFE in connection with their direct or indirect offshore investment in offshore special purpose vehicles On July 4, 2014, the SAFE issued the Notice on Relevant Issues Concerning Foreign Exchange Administration for Domestic Residents' Offshore Investment, Financing and Roundtrip Investment Through Offshore Special Purpose Vehicles, or Circular 37, together with its implementation guidance, which replaced Circular 75 and Circular 59. According to Circular 37, not only for the purpose of offshore financing, but also for the purpose of offshore investment, the offshore special purpose vehicles shall be registered with competent local branches of SAFE. On February 13, 2015, SAFE further issued the Notice on Further Simplification and Improvement of Foreign Exchange Administration Policies on Direct Investment, or Circular 13, according to which the registration of newly incorporated special purpose vehicles is delegated to the banks where the relevant residents domicile. These regulations may apply to our shareholders who are PRC residents or have PRC residents as their ultimate owners and may apply to any offshore acquisitions that we make in the future.

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

Under the EIT law, we may be considered a PRC “resident enterprise.” As a result, we may be subject to 25% PRC enterprise income tax on our worldwide income, and holders of our ADSs or ordinary shares may be subject to PRC tax on dividends paid by us and gains realized on their transfer of our ADSs or ordinary shares.

Under the PRC Enterprise Income Tax Law, or the EIT Law, and its implementing rules, both effective from January 1, 2008, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise” and will be subject to enterprise income tax at the rate of 25% on its worldwide income. The implementing rules define the term “de facto management bodies” as “establishments that carry out substantial and overall management and control over the manufacturing and business operations, personnel, accounting, properties, etc. of an enterprise.” The State Administration of Taxation issued the Notice Regarding the Determination of Chinese-Controlled Offshore Incorporated Enterprises as PRC Tax Resident Enterprises on the Basis of De Facto Management Bodies, or Circular 82, on April 22, 2009. Circular 82 provides certain specific criteria for determining whether the “de facto management body” of a Chinese-controlled offshore incorporated enterprise is located in China, which include: (1) the location where senior management members responsible for an enterprise's daily operations discharge their duties; (2) the location where financial and human resource decisions are made or approved by organizations or persons; (3) the location where the major assets and corporate documents are kept; and (4) the location where more than half (inclusive) of all directors with voting rights or senior management have their habitual residence. On July 27, 2011, the State Administration of Taxation issued the Administrative Measures on Income Tax of Chinese controlled Resident Enterprises Incorporated Overseas (Trial), or Circular 45, which became effective on September 1, 2011, to supplement the implementation of Circular 82 and other tax laws and regulations. Circular 45 clarifies certain issues related to resident status determination, post-determination administration and competent tax authorities procedures. Although Circular 82 and Circular 45 apply only to offshore enterprises controlled by PRC enterprises, not those controlled by PRC individuals or foreign persons, the determining criteria set forth in such circulars may reflect the State Administration of Taxation's general position on how the “de facto management body” test should be applied in determining the tax resident status of offshore enterprises, regardless of whether they are controlled by PRC or foreign enterprises, or by PRC or foreign individuals. Accordingly, we may be considered a “resident enterprise” and may therefore be subject to the enterprise income tax at 25% on our worldwide income, which may increase our tax burden in the future. If we are treated as a PRC “resident enterprise,” although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries should qualify as “tax-exempted income,” we cannot assure you that such dividends will not be subject to a 10% withholding tax, as the State Administration of Taxation, which enforces the withholding tax, has not yet issued guidance with respect to the processing of outbound remittances to offshore companies controlled by individuals and/or foreign enterprises that are treated as resident enterprises for PRC enterprise income tax purposes and also because the dividends of our PRC subsidiaries would be paid to our Hong Kong subsidiary in the first instance.

In addition, it is uncertain whether, if we were considered a PRC “resident enterprise,” any dividends to be distributed by us to our non-PRC enterprise shareholders would be subject to a 10% PRC withholding tax and whether any sale of our shares would be subject to a 10% PRC tax. If we are required under the EIT Law to withhold such withholding tax with respect to dividends, or if sales of our shares would be subject to PRC tax, your investment in our shares may be materially and adversely affected.

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

Under the applicable PRC tax laws in effect before January 1, 2008, dividend payments to foreign investors made by foreign-invested enterprises in China were exempt from PRC withholding tax. Under the EIT Law, starting from 2008, dividends paid by a PRC foreign-invested enterprise to its immediate parent company outside the PRC are subject to a 10% withholding tax, unless any such foreign investor's jurisdiction of incorporation has a tax treaty with China that provides for a preferential withholding arrangement. Pursuant to a special tax arrangement between Hong Kong and China, such rate may be lowered to 5% if the PRC enterprise is at least 25% held by a Hong Kong enterprise. In October 2009, the State Administration of Taxation further issued the Circular on How to Interpret and Recognize the ”Beneficial Owner” in Tax Agreements, or Circular 601, and certain other related rules. According to Circular 601, non-resident enterprises that cannot provide valid documents evidencing their beneficial ownership may not be approved to enjoy tax treaty benefits. For this purpose, the term “beneficial owners” refers to individuals, enterprises or other organizations which are normally engaged in substantive operations. These rules provide that a “conduit company” or any company established for the purposes of avoiding or reducing tax obligations or transferring or accumulating profits and not engaged in actual operations such as manufacturing, sales or management, is not a “beneficial owner.”

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

By promulgating and implementing these circulars, the PRC tax authorities have enhanced their scrutiny over the direct or indirect transfer of equity interests in a PRC resident enterprise by a non-resident enterprise. The PRC tax authorities have the discretion under Circular 59 and Circular 698 to make adjustments to the taxable capital gains based on the difference between the fair value of the equity interests transferred and the cost of investment. Although we currently have no plans to pursue new acquisitions in China or elsewhere in the world, we cannot assure you that we will not pursue acquisitions in the future that may involve complex corporate structures. If we are considered a “non-resident enterprise” under the EIT Law and if the PRC tax authorities make adjustments under Circular 59 or Circular 698, our income tax costs associated with such potential acquisitions will be increased.

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

Under the JOBS Act, we can elect to not comply with new or revised accounting standards which will allow us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies. Until the standards are required for private companies, we will not have to adopt those standards. As such, our financial statements may not be comparable to companies that comply with public company effective dates. This could affect an investor's ability to evaluate our financial statements compared to other public companies. In addition to the financial statements, the JOBS Act along with being a “Smaller Reporting Company” allows us to provide less disclosure on certain issues such as executive compensation as other companies which could affect an investor's ability to compare us to other companies.

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

The Financial Industry Regulatory Authority (“FINRA”) has adopted rules that relate to the application of the SEC's penny stock rules in trading our securities and require that a broker/dealer have reasonable grounds for believing that the investment is suitable for that customer, prior to recommending the investment. Prior to recommending speculative, low priced securities to their non-institutional customers, broker/dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information.

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

The Company's common stock is currently deemed to be “penny stock”, which makes it more difficult for investors to sell their shares.

The Company's common stock is and will be subject to the “penny stock” rules adopted under section 15(g) of the Exchange Act. The penny stock rules apply to companies whose common stock is not listed on the NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If the Company remains subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for the Company's securities. If the Company's securities are subject to the penny stock rules, investors will find it more difficult to dispose of the Company's securities.

Further, the Company's common stock is not currently traded on any over-the-counter market and there can be no assurances that our common stock will be traded on the over-the-counter market on the “pink sheets” since the Company's stock is not currently registered with the SEC. As such, many stock brokerage firms will not allow accountholders to deposit shares of the Company's stock into accounts at these brokerage firms or to trade in the Company's stock for so long as it is on the pink sheets and has a limited amount of trading volume.

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

Item 1B. Unresolved Staff Comments

No.

Item 2. Properties

We currently lease 800 sq. ft. of office space on a long-term lease that expires on December 31, 2017. The Company believes its office space is sufficient for its current operations. Our telephone number is (852) 28062312. We do not currently maintain any other office facilities.

The Company through its operating subsidiary Yuewin, leases 123.8 sq. metre self-managed store on a long-term lease that expires on August 31, 2017. Moreover, Yuewin has leases on 6 warehouses for storage of inventory on lease terms that will expire through August 31, 2017.

Item 3. Legal Proceedings

We know that there is one material, existing or pending legal proceedings against our company, and we has no legal proceedings that we are involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Mine Safety Disclosure

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is not currently quoted on any stock exchange.

Record Holders

As of March 31, 2017, there were 47 holders of record of our Common Stock.

Dividend Policy

We have never declared or paid any cash dividends on our Common Stock. We currently anticipate that we will retain all available funds for use in the business operation and expansion of our business, and do not anticipate paying any cash dividends in the foreseeable future.

The payment of dividends is contingent on the ability of our PRC based operating subsidiaries Guangzhou Smartfame to obtain approval to send monies out of the PRC. The PRC’s national currency, the Yuan or Renminbi, is not a freely convertible currency. The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends.

Equity Compensation Plan Information

During the years ended December 31, 2016 and 2015, respectively, we did not issue any shares of our common stock to consultants. We may from time to time issue additional shares to our consultants, employees or directors at the discretion of our board of directors.

Item 6. Selected Financial Data

Pursuant to Item 301(c) of Regulation S-K (§ 229.301(c)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other portions of this report contain forward-looking information that involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated by the forward-looking information. Factors that may cause such differences include, but are not limited to, availability and cost of financial resources, product demand, market acceptance and other factors discussed in this report under the heading “Risk Factors.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s financial statements and the related notes included elsewhere in this report.

Overview

Corporate Background

Our principal line of business is developing, producing and selling our mattress, pillow, and bedding products. For the year ended December 31, 2016, the retail industry in China had slowed down continuously and competition was furious. Traditional retail share has been eaten by E-commerce, In response, during the last two quarters of 2016, the Company begin generating sales revenue via the E-Commerce channel.

Adapting to the current market situation, our Company changed the sales strategy, doing more promotion and kicked started our O2O marketing channel, so that we can still keep our sales volume under current situation. For the year ended December 31, 2016, our total revenue was $2,778,343, Of this revenue, the revenue generated by our self-managed stores was $1,780,214, the revenue generated by the franchised stores was totaled $132,099, the revenue generated by network sales was totaled $518,934, and the revenue generated by direct sales was totaled $347,096. Our revenues by brand for the year ended December 31, 2016 were as follows: Revenue of SleepAid was $1,293,830, BEMCO was $1,175,589 and Whinny was $308,924.

This year, we implanted an innovative program for category management, retail store decoration, products display, information processing, promotion of our brands, etc. We will ensure our new retail system—leaded by target customers’ interests, and merchandises management—can be applied correctly and quickly. This new retail system would help our stores to improve their sales volume, revenue, and competitive edge.

Supply chain management system: we will enhance our supply chain with quick response, at the same time; we increase our inventory turnover ratio. This fast reacting supply chain management system will decrease supply shortage of our best selling products.

Executive Summary

In 2016, our major sales came from selling of mattress, pillow, and bedding products.

•	Net revenue for the year ended December 31, 2016 increased by 6.1% to $2.78 million compared to the same period in 2015.
	o	Revenue from our self-managed store was $1,780,214
	o	Revenue from franchised stores was $132,099
	o	Revenue from network E-commerce was $518,934
	o	Revenue from direct sales was $347,096
	o	Revenue from our brand SleepAid was $1,293,830
	o	Revenue from the brand BEMCO was $1,175,589
	o	Revenue from the brand Whinny was $308,924

•	Gross profit for the year ended December 31, 2016 increased by 6.73% to $806,936 compared to the same period in 2015.
	o	Gross profit margin for the year ended December 31, 2016 increased 0.16% to 29.04% compared to the same period in 2015.

•	Net profit for the year ended December 31, 2016 decreased by 436.63% to a loss of $165,465 compared to the same period in 2015.
	o	Selling expenses for the year ended December 31, 2016 increased 6.90% to $175,130 compared to the same period in 2015.
	o	General and administrative expenses for the year ended December 31, 2016 increased 42.45% to $797,027 compared to the same period in 2015.

Results of Operations

The following table sets forth the comparison of the operations data for the year ended December 31, 2016 and 2015 and should be read in conjunction with our consolidated financial statements and the related notes for the year ended December 31, 2016 which appearing elsewhere in this document.

	Year Ended December 31,
	2016	2015	Difference	Percentage Increase
Net revenue	$2,778,343	$2,617,987	$160,356	6.1%
Cost of sales	1,971,407	1,861,930	109,477	5.9%
Gross profit	806,936	756,057	50,879	6.7%

Operating expenses
Sales and marketing	175,130	163,830	11,300	6.9%
General and administrative	797,027	559,524	237,503	42.5%
Total operating expenses	972,157	723,354	248,803	34.4%

Income (loss) from operations	(165,211)	32,703	-197,924	-605.2%
Other income (expense)	858	49,026	-48,168	-98.3%
Income before income taxes provision	(164,363)	81,729	-246,092	-301.1%
Income taxes	1,102	32,576	-31,474	-96.6%
Net (loss) income	$(165,465)	$49,153	$-214,618	-436.6%

The following table sets forth key components as a percentage of net revenue for the year ended December 31, 2016 and 2015

	Year Ended December 31,
	2016	2015
Net revenue	100.00%	100.00%
Cost of sales	(70.96)%	(71.12)%
Gross profit	29.04%	28.88%

Operating expenses
Sales and marketing	(6.30)%	(6.26)%
General and administrative	(28.69)%	(21.37)%
Total operating expenses	(34.99)%	(27.63)%

Income (loss) from operations	(5.95)%	1.25%
Other income (expenses)	0.03%	1.87%
Income (loss) before income taxes provision	(5.92)%	3.12%
Income taxes provision	(0.04)%	(1.24)%
Net (loss) income	(5.96)%	1.88%

Comparison of the Years Ended December 31, 2016 and 2015

Net Revenue

Net revenue for the fiscal year 2016 was $2,778,343, increased $160,356 or 6.13% from $2,617,987 for the fiscal year 2015. The revenue generated by our self-managed stores was $1,780,214, by the franchised stores was $132,099, by E-commerce network sales was $518,934, and by direct sales was $347,096. Our revenues by brand for the fiscal year 2016 were as follows: Revenue of SleepAid was $1,293,830, BEMCO was $1,175,589 and Whinny was $308,924. The increase in revenue was mainly result of increased selling expenses on promotion and also expand channels for sales activities to fight against the slowing down in China economy caused the retail market become quiet and slow.

Cost of Sales

Cost of Sales for the fiscal year 2016 was $1,971,407, representing an increase of $109,477 or 5.88% from $1,861,930 for the fiscal year 2015. The increase was correlated to the increase in net revenue, however, the percentage increase in Cost of Sales was slightly lesser than that of the percentage increase in Net Revenue representing the Company had an effective cost saving performance in the slow down economy.

Gross Profit

Gross profit was increased by $50,879, or 6.73%, to $806,936, or 29.04% of net revenue in fiscal 2016 from $756,057, or 28.88% of net revenue in fiscal 2015. The gross profit increased was primarily attributable to the increase in revenue in fiscal year 2016 compared to fiscal year 2015.

China's retail industry in general, and its mattress, pillow, and bedding products industry are becoming more competitive every year. In this competitive marketplace, it is likely that we will focus on not only providing our customers with low prices in order to increase our market share and long term sales volume but also on the development for more variety and better selling channels such as e-trading platform and direct sale channel to widen our customer segment.

Sales and Marketing Expenses

Selling expenses increased by $11,300, or 6.90%, to $175,130 or 6.30% of net revenue in fiscal year 2016 from $163,830 or 6.26% of net revenue in fiscal year 2015. The increased expenses resulted from the increase in net revenue.

General and Administrative Expenses

General and administrative expenses increased by $237,503, or 42.45%, to $797,027 or 28.69% of net revenue in fiscal year 2016 from $559,524 or 21.37% of net revenue in fiscal year 2015. The increased G&A expenses were mainly comprised of 1) the salaries and related social security insurance expenses of $405,610, 2) the development expenses of $131,358, 3) the shares issued to consultants for business development totaling $66,921, and 4) rental expenses of $45,158 in fiscal year 2016.

Income Taxes Provision

The Company and its subsidiary are subject to income tax in Hong Kong and PRC. Income tax provision for the year ended December 31, 2016 was $1,102, a decrease of $31,474 or 96.62% from $32,576 for the year ended December 31, 2015.

Net (loss) Income

The Company recorded a consolidated net loss of $165,465 for the fiscal year 2016, decreased $214,618 or 437%, from net income of $49,153 in the fiscal year 2015. This was resulted by the going down of economy in China retail market with the continuous increase in operating expenses even the Company has maintained an increase in revenue and gross margin.

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

Revenue Recognition

The Company earns revenue by selling merchandise through self-managed retail stores inside shopping malls, franchise stores and wholesale agent. Revenue from self-managed retail stores inside shopping malls is recognized when merchandise is purchased by and delivered to the customer, confirmed, fixed and reconciled with the shopping malls and collectability is reasonably assured. Revenue from franchised stores is recognized after goods delivered and cash collected (normally cash on delivery) from the franchise retail stores. Revenue from wholesale agent is recognized after goods delivered, amount fixed or determined and collectability is reasonably assured. Revenue from E-Commerce network sales and direct sales are recognized after goods delivered to customers and cash is accountable to be received from the network platform service provider. All revenues are shown net of estimated returns during the relevant period represented by estimated allowance for sales returns based upon historical experience. The Company records sales tax collected from its customers on a net basis, and therefore excludes it from revenue as defined in ASC 605, Revenue Recognition.

Impairment of Long-Lived Assets

We account for impairment of long-lived assets in accordance with FASB ASC 360. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose. During the reporting fiscal years 2016 and 2015, there was no impairment loss incurred. Competitive pricing pressure and changes in interest rates, could materially and adversely affect our estimates of future net cash flows to be generated by our long-lived assets.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts, the aging of accounts receivable, our history of bad debts, and the general condition of the industry. If a major customer’s credit worthiness deteriorates, or our customers’ actual defaults exceed our historical experience, our estimates could change and impact our reported results.

Liquidity and Capital Resources

The Company’s liquidity and capital is dependent on the company continuing to increase its revenues and the capital it can raise to continue the Company’s development and expansion of its product lines. The Company estimates that its current available capital resources and the additional capital will be raised in near future may provide sufficient funding to its planned operations through the year of 2017.

The operation had been financed by the current beneficiary shareholders through not only the injection of capital, but also by loans to the Company. The loans are unsecured, non-interest bearing and repayable at demand. Going forward, the current beneficiary shareholders will continue to finance the company’s operations, including additional funding or conversion of debts to stocks and we also plan to secure additional financing through private placements of equity and short-term borrowings from banks.

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

At December 31, 2016, we had cash of $86,101 as compared to $184,010 in cash at December 31, 2015.

Our total current assets as of December 31, 2016 was $1,715,916, increased by $457,418 as compared to $1,258,498 as of December 31, 2015, which consisted of cash of $86,101, short-term investment of $14,377, inventory of $707,087, trade receivables of $768,913, advance to suppliers of $79,921, other receivables of $12,536 and prepaid expenses of $46,981 as of December 31, 2016, as compared to total amount consisted of cash of $184,010, inventory of $806,443, trade receivables of $159,118, advance to supplies of $14,791, other receivables of $26,135 and loans to related parties of $68,001 as of December 31, 2015. The increase in current assets was mainly attributed by the increase in trade receivables of $609,795 which offset by the decrease in cash of $97,909 and decrease in inventory of $99,356.

The current liabilities of the Company at December 31, 2016 were $1,819,241, increased by $620,295 as compared to $1,198,946 as of December 31, 2015. The current liabilities are composed primarily of accounts payable of $725,976, loans from related parties of $761,101, other payables of $177,636 and accrued expenses of $75,515 as of December 31, 2016, as compared to the amount composed primarily of loans from related parties of $593,723, accounts payable of $423,121, advances from customers of $72,139 and income tax payable of $31,382 as of December 31, 2015. The changes in current liabilities were mainly resulted of increase in accounts payables of $302,855, increase in loans from related parties of $167,378 and increase in other payables of $136,528.

As result of the above mentioned, at December 31, 2016, the Company had negative working capital of ($103,325), decreased by $162,877 as compared to working capital of $59,552 at December 31, 2015.

Net Cash Used for Operating Activities

Operating Activities: Net cash used for operating activities during the year ended December 31, 2016, was $304,454 compared to cash provided by $140,633 for the same period in 2015. This represents a decrease of $445,087.

During the year ended December 31, 2016, the $304,454 cash used was primarily attributed by $165,465 net loss, $649,580 trade receivable, $69,226 advances to suppliers, while cash provided by $47,707 in inventories, $346,644 in accounts payable, $40,750 in accrued expenses, and $145,649 in other payables, compared to during the year ended December 31, 2015, the $140,633 cash provided was primarily contributed from $49,153 net income, $133,694 trade receivables, $142,550 other receivables, $54,872 advances from customers, and other payables $39,357 while used by $149,407 in inventory, and $195,506 in accounts payable.

Net Cash Used for Investing Activities

In the year ended December 31, 2016, net cash used for investing activities amounted to $54,381 while net cash used for investing activities in the year ended December 31, 2015, amounted to $2,508, a decrease of $51,873. This decrease was primarily due to the increase in spending of purchase of PPE $42,037 in FY2016, and spending in short-term investment $15,053 in FY 2016.

Net Cash Provided by Financing Activities

In the year ended December 31, 2016, net cash provided by financing activities amounted to $267,713 while net cash used for financing activities in the year ended December 31, 2015, amounted to $458,806, an increase of $726,519. This was primarily comprised of the issuance of common stock $22,521, an additional loan from a related party of $143,726, and an additional loan from other related parties $101,406 in FY2016 while there were cash used for bank loan repayment $251,831 and repayment of loan from related parties $206,975 in FY2015.

As of December 31, 2016, the Company had total assets of $1,755,024 and total liabilities of $1,819,241, compared to total assets of $1,268,096 and total liabilities of $1,198,946 as of December 31, 2015 respectively. Stockholder’s equity as of December 31, 2015 was a deficit of $64,217 compared to an equity of $69,150 at December 31, 2015.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2016 and 2015, our material off-balance sheet arrangements are operating lease obligations. We excluded these items from the balance sheet in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Information regarding our operating leases is available in Item 2, Properties and Note 10, Commitments, of the notes to consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On April 30, 2016, AWC (CPA) Limited (“AWC”) resigned as the Company’s independent registered public accounting firm. The reports of AWC on the Company's consolidated financial statements as of and for the fiscal years ended December 31, 2015 and 2014 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended December 31, 2015 and 2014, and the subsequent interim period through May 5, 2016, there were no (i) “disagreements” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K) with AWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to AWC's satisfaction, would have caused AWC to make reference to the subject matter thereof in its reports for such fiscal years and interim period, or (ii) “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

On May 5, 2016, the Company engaged Centurion ZD CPA Limited (“CZD”) (previously named as DCAW (CPA) Limited) as our new independent registered public accounting firm to audit the Company’s financial statements for the fiscal year ended December 31, 2016

This was reported in a Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2016.

For the fiscal year of 2017, the Board of Directors decided to continue the engagement of CZD as the Company's independent auditor for the Company and its subsidiaries.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

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

Evaluation of Disclosure Controls and Procedures. The Company's CEO and CFO have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 31, 2016, and based on this evaluation, the Company's principal executive and financial officers have concluded that the Company's disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. The Company's principal executive and financial officer’s conclusion regarding the Company's disclosure controls and procedures is based on management's conclusion that the Company's internal control over financial reporting are ineffective, as described below.

Management’s Report on Internal Control over Financial Reporting

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

In making its assessment of internal control over financial reporting management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the material weakness described in the following paragraphs, management believes that, as of December 31, 2016, the company's internal control over financial reporting was not effective based on those criteria.

Management’s evaluation was retrospective and conducted as of December 31, 2016, the last day of the fiscal year covered by this Form 10-K. Based upon management’s evaluation, our CEO and CFO have concluded that our internal controls over financial reporting were not effective as of December 31, 2016 because we have not completed the remediation (discussed elsewhere in this document) for the fiscal year ended December 31, 2016 due to the following material weaknesses:

Company-level controls. We did not maintain effective company-level controls as defined in the Internal Control-Integrated Framework published by COSO. These deficiencies related to each of the five components of internal control as defined by COSO (control environment, risk assessment, control activities, information and communication, and monitoring). These deficiencies resulted in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected. Specifically,

•

Our control environment did not sufficiently promote effective internal control over financial reporting throughout our organizational structure, and this material weakness was a contributing factor to the other material weaknesses described in this Item 9A;

•	Our board of directors had not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically:
	-	no formally documented financial analysis was presented to our board of directors, specifically fluctuation, variance, trend analysis or business performance reviews;
	-	an effective whistleblower program had not been established;
	-	there was insufficient oversight of external audit specifically related to fees, scope of activities, executive sessions, and monitoring of results;
	-	there was insufficient oversight of accounting principle implementation;
	-	there was insufficient review of related party transactions; and
	-	there was insufficient review of recording of stock transactions.

•	We did not maintained sufficient competent evidence to support the effective operation of our internal controls over financial reporting, specifically related to our board of directors’ oversight of quarterly and annual SEC filings; and management’s review of SEC filings, journal entries, account analyses and reconciliations, and critical spreadsheet controls;

•	We had inadequate risk assessment controls, including inadequate mechanisms for anticipating and identifying financial reporting risks; and for reacting to changes in the operating environment that could have a material effect on financial reporting;

•	There was inadequate communication from management to employees regarding the general importance of controls and employees’ duties and control responsibilities;

•	We had inadequate monitoring controls, including inadequate staffing and procedures to ensure periodic evaluations of internal controls, to ensure that appropriate personnel regularly obtain evidence that controls were functioning effectively and that identified control deficiencies were remediated in a timely manner;

•	We had an inadequate number of trained finance and accounting personnel with appropriate expertise in U.S. generally accepted accounting principles. Accordingly, in certain circumstances, an effective secondary review of technical accounting matters was not performed;

•	We had inadequate controls over our management information systems related to program changes, segregation of duties, and access controls;

•	We had inadequate access and change controls over end-user computing spreadsheets. Specifically, our controls over the completeness, accuracy, validity and restricted access and review of certain spreadsheets used in the period-end financial statement preparation and reporting process were not designed appropriately or did not operate as designed; and

•	We were unable to assess the effectiveness of our internal control over financial reporting in a timely matter.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

As of December 31, 2016, we had not completed the remediation of any of these material weaknesses.

We are addressing the outstanding material weaknesses described above, as well as our control environment. We also expect to undertake the following remediation efforts:

•	We plan on formalizing quarterly financial statement variance analysis of actual versus budget with relevant explanations of variances for distribution to our board of directors.

•

We are in the process of developing, documenting, and communicating a formal whistleblower program to employees. We expect to post the policy on the Company web site in the governance section and in the common areas in the office. We plan on providing a toll-free number for reporting complaints and will hire a specific third party whistleblower company to monitor the hotline and provide monthly reports of activity to our board of directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the name, age, and position of our current directors and executive officers as of December 31, 2016. Each director serves and holds office (subject to our By-Laws) until the next annual meeting of stockholders unless he or she resigns and until such director’s successor has been duly elected and qualified. Each of our officers serves until the next annual meeting of directors and until their successors have been duly elected and qualified. Each executive officer holds his office until he resigns, is removed by the board of directors, or his successor is elected and qualified, subject to applicable employment agreements.

NAME	AGE	POSITION	DIRECTOR SINCE
Yum Yim Wong	52	Director and Chairman of the Board	December, 2016
Tao Wang	37	Director and Chief Executive Officer	April, 2015
Riggs Cheung	45	Director and Chief Financial Officer	December, 2014
Chi Keung Henry Ching	67	Director and Chief Operation Officer	April, 2015
Curtis Riley	56	Director	Retired in December, 2016

Background and Business Experience

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

YUM YIM WONG, Chairman of the Board of Director. Mr. Wong has joined SleepAid Holding Company to serve as Chairman of the Board. For the past five years, Mr. Wong is a director and sales engineer at Lightben Ltd., which is an air-conditioner engineering and distributor, for such companies as Trane, Mitsubishi Heavy Industry, Daikin and Carrier. Mr. Wong has been the director for over 20 years in Lightben Ltd. The Company believes that Mr. Wong will assist and direct SleepAid in expanding its Hong Kong and overseas markets.

TAO WANG, Chief Executive Officer, Director. Mr. Wang has been with the Company since April, 2015 and is a Director of the Company and CEO. Mr. Wang founded Yuewin and has worked in Yuewin since its inception. Mr. Wang is responsible for the strategic planning for the Company.

Mr. Wang was appointed as sole agent for BEMCO in the Guangdong and Guangxi Provinces and opened the first BEMCO store in 2006. By 2007, Mr. Wang was operating 8 stores in two provinces. In 2008, Mr. Wang incorporated Yuewin and obtained the agency to sell Whinny in the Guangdong and Guangxi Provinces. Thinking of the long-term development for Yuewin and to expand the business into other provinces, Mr. Wang created the Sleepaid Brand. Mr. Wang has 13 years’ experience of product development, procurement and marketing in retailing business. Mr. Wang is responsible for daily operation and strategic planning for the Company. Prior to starting Yuewin, Mr. Wang worked for the Taiwan Icon Information Technology Company Limited from 2001 to 2006. Mr. Wang is a graduate of the Beijing University with a major in marketing. Mr. Wang is also an officer, director and shareholder of AMAX Deluxe Limited, the majority shareholder of the Company.

RIGGS CHEUNG, Chief Financial Officer, Director. Mr. Cheung has been with the Company since December 2014 and serves as its CFO and a director. Mr. Cheung has worked in two of the top five electronic and household home appliances companies, Media Group and TCL Group. Prior to joining the Company, Mr. Cheung was US marketing representative for both these companies. Since 2006, Mr. Riggs has also been Marketing Director for America Asia Travel Center, in its New York Branch. Mr. Riggs attended City University of New York – Manhattan College and received an Associate’s Degree in Art in 1997. Mr. Riggs brings to the Company an understanding of US business culture, which is an invaluable asset for the Company in the future.

CHI KEUNG HENRY CHING, COO, Director. Mr. Ching has been with the Company since April 2015 and served as COO and director. From the new terms of engagement with effective on Dec 6, 2016, Mr. Ching will serve as a non-executive director only. Since 2005, Mr. Ching has served as vice president for US sales for Taiyi Ceramic (Yixing) Co. Mr. Ching’s expertise lies in the area of global supply chain. Mr. Ching has a BBA in International Marketing from Bernard Baruch College of the City College of New York as well as a Master’s of Business Administration from Western New England College.

Identification of Significant Employees

As of the date of this Report, other than our current directors and officers, we have no other full-time or part-time significant employees.

Board Meetings

During the fiscal year ended December 31, 2016, our Board of Directors held 4 meetings. No director who served during the fiscal year ended December 31, 2016 attended fewer than 75% of the meetings of the Board of Directors during that year.

Family Relationship

Currently, there are no family relationships among any of our directors and executive officers.

Board Leadership Structure and Risk Oversight Role

Our Board of Directors currently contains 4 Directors. Currently, the board of the company does not have Nominating, Audit or Compensation Committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is urgent necessary to have such committees because it believes that the functions of such committees can be adequately performed by our directors. However, the Company is under consideration to form various committee to enhance the leadership and in search of more appropriate candidates to fill in the position of Independent Directors for the various committee. We believe that such a leadership structure is suitable for the Company at its present stage of development.

As a matter of regular practice, and as part of its oversight function, our Board of Directors periodically reviews on the significant risks in respect to our business. With our current governance structure based on our Board of Directors and senior executives, there is not a significant division of oversight and operational responsibilities in managing the material risks facing the Company.

Stockholder Communications

Stockholders and other interested parties may contact the Board of Directors at the following address: SleepAid Holding Co., Room 10, 1/F., Wellborne Commercial Centre, 8 Java Road, North Point, Hong Kong. All communications received at the above address will be relayed to the Board of Directors. Communications regarding accounting, internal accounting controls or auditing matters may also be reported to the Board of Directors using the above address.

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

Compliance with Section 16(A) of The Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities (collectively, “Reporting Person”) to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities of the Company. Reporting Persons are required by the SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file. As we are still in the application process for the Common stock to be listed, to our knowledge, we believe that during fiscal year ended December 31, 2016 all Reporting Persons complied with all applicable filing requirements.

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

Named Executive Officers

The named executive officers for the fiscal year ended December 31, 2016 are: Tao Wang, our Chief Executive Officer; Riggs Cheung, our Chief Financial Officer; and Chi Keung Henry Ching, our Chief Operation Officer. These individuals are referred to collectively in this Annual Report on Form 10-K as the “Named Executive Officers.”

Executive Officer Compensation

The following table sets forth the annual and long-term compensation paid to our Named Executive Officers for services in all capacities to the Company during the past three years ended December 31, 2016, 2015 and 2014.

		Annual compensation				Long-term compensation
						Awards
Name and Principal Position	Year	Salary ($)		Bonus ($)	Other annual compensation ($)	Restricted stock award (s)($)	Securities underlying options/ SARs (#)	Payouts LTIP payouts ($)	All other compensation ($)	Total Compensation
Tao Wang, CEO	2016	11,967		-	-	-	-	-	-	11,967
	2015	10,680		-	-	-	-	-	-	10,680
	2014	8,402	*	-	-	-	-	-	-	8,402

Riggs Cheung, CFO	2016	-		-	-	-	-	-	-	-
	2015	-		-	-	-	-	-	-	-
	2014	-		-	-	-	-	-	-	-

Chi Keung Henry Ching,	2016	-		-	-	-	-	-	-	-
COO	2015	-		-	-	-	-	-	-	-
	2014	-		-	-	-	-	-	-	-

________

* Salary paid to Tao Wang by Yuewin in 2014 before the Sleepaid enter into Exchange agreement with shareholders of YIL on April 15, 2015

As of December 31, 2016, the Company has no other Executive Compensation issues which would require the inclusion of other mandated table disclosures.

Narrative Disclosure to Summary Compensation Table

There are no compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards to our executive officers as of December 31, 2016 (Nil: 2016) and none have been issued during the current year (Nil: 2015).

Option Awards

No officer or director of the Company received any equity awards or holds exercisable or un-exercisable options, as of the year ended December 31, 2016 and no officer or director has been awarded any equity awards or options during the current year.

Pension, Retirement or Similar Benefit Plans

As of December 31, 2016, the Company provided contribution to pension or social insurance funds in accordance to the domestic requirements. Other than that, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of termination of employment or change in control. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

.

Compensation of Directors

As of December 31, 2016, our directors received no extra compensation for their service on our board of directors, except reimbursement for out of pocket expenses incurred in attending director meetings, if any.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of December 31, 2016: (i) by each person who is known by us to own beneficially more than 5% of the Common Stock, (ii) by each of our directors, (iii) by each of our executive officers and (iv) by all our directors and executive officers as a group. On such date, we had 13,663,322 shares of Common Stock outstanding.

As used in the table below, the term beneficial ownership with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the 60 days immediately following December 31, 2016. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Class Beneficially Owned(1)
Amax Deluxe Limited (2) B2,18/F., Block B, Wah Hoi Mansion, No.254 Electric Road, North Point, Hong Kong	9,770,000	71.51%
Riggs Cheung * Rm 10, 1/F., Wellborne Commercial Centre, 8 Java Road, North Point, Hong Kong	-	0.00%
Tao Wang (2) * Rm 10, 1/F., Wellborne Commercial Centre, 8 Java Road, North Point, Hong Kong	4,396,500	32.17%
Chi Keung Henry Ching * Rm 10, 1/F., Wellborne Commercial Centre, 8 Java Road, North Point, Hong Kong	-	0.00%
Yum Yim Wang * Rm 10, 1/F., Wellborne Commercial Centre, 8 Java Road, North Point, Hong Kong	-	0.00%
All Directors and Executive Officers as a Group (4 persons)	4,396,500	32.17%

_________

* Denotes officer and/or director

(1)	The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)	Tao Wang, an officer and director of the Company, owns 45% of Amax Deluxe Limited and is an officer and director of Amax. He is deemed to be a control person of Amax and is noted as having a beneficial interest in the shares of the Company owned by Amax along with Cheung Kuen Harry, who owns 55% of Amax. The shares listed for Mr. Wang represent his percentage of indirect ownership of the shares owned in the Company by Amax.

Item 13. Certain Relationships and Related Transactions, and Director Independence

All related person transactions are reviewed and, as appropriate, may be approved or ratified by the Board of Directors. Related person transactions are approved by the Board of Directors only if, based on all of the facts and circumstances, they are in, or not inconsistent with, our best interests and our stockholders, as the Board of Directors determines in good faith. The Board of Directors takes into account, among other factors it deems appropriate, whether the transaction is on terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the transaction. The Board of Directors may also impose such conditions as it deems necessary and appropriate on us or the related person in connection with the transaction.

In the case of a transaction presented to the Board of Directors for ratification, the Board of Directors may ratify the transaction or determine whether rescission of the transaction is appropriate.

Related Party Transaction

The Company has outstanding loans from related parties totaling $761,101 as of December 31, 2016, compared to outstanding loans from related parties totaling $593,723 as at December 31, 2015. The loans are unsecured, non-interest bearing and are payable upon demand.

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

Board Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of Common Stock may be quoted in the future does not have any director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Yum Yim Wong is the only independent director of the Company. All the other directors are not independent directors because they are also executive officers of the Company.

We do not have a standing audit, compensation or nominating committee, but our entire board of director’s acts in such capacities. We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors.

Item 14. Principal Accounting Fees and Services

The following table presents the aggregate fees, including reimbursements for expenses, professional audit services and other services rendered by our independent registered public accounting firm Centurion ZD CPA Limited during the years ended December 31, 2016 and 2015. AWC (CPA) Limited audited our annual financial statements for the year ended December 31, 2015 and 2014.

	Fiscal 2016	Fiscal 2015
Audit Fees (1)	$35,657	$22,000
Audit Related Fees (2)	$--	$--
Tax Fees (3)	$--	$--
All Other Fees (4)	$--	$--

Total	$35,657	$22,000

(1)

Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports. The audit fees included in fiscal year 2015 was billed by AWC (CPA) Limited in connection with statutory and regulatory filings or engagements in fiscal year 2015 while the audit fees included in fiscal year 2016 was billed by Centurion ZD CPA Limited for auditing our 2016 and 2015 annual financial statements and 2016 interim review.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” There were no such fees in fiscal year 2016 and 2015.

(3)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. There were no such fees in fiscal year 2016 and 2015.

(4)	All Other Fees consist of fees for products and services other than the services reported above. There were no such fees in fiscal year 2016 or 2015.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report

(1)	The financial statements for our company listed in the Index to Consolidated Financial Statements are filed as part of this report

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

The Exhibits are filed with or incorporated by reference in this report.

(b)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

___________

* Filed herewith

(c) Financial statements required by Regulation S-X which are excluded from the annual report to shareholders by Rule 14a-3(b).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SLEEPAID HOLDING CO.

Dated: March 31, 2017	By:	/s/ Tao Wang
Tao Wang
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tao Wang	Chief Executive Officer and Director	March 31, 2017
Tao Wang	(Principal Executive Officer)

/s/ Riggs Cheung	Chief Financial Officer and Director	March 31, 2017
Riggs Cheung	(Principal Financial and Accounting
Officer)

/s/ Chi Keung Henry Ching	Chief Operating Officer and Director	March 31, 2017
Chi Keung Henry Ching

/s/ Yum Yin Wong	Director and Chairman of the Board	March 31, 2017
Yum Yim Wong

SLEEPAID HOLDING CO. AND SUBSIDIARIES

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Stated in US Dollars)

SLEEPAID HOLDING CO. AND SUBSIDIARIES

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Stated in US Dollars)

中正達會計師事務所有限公司 Centurion ZD CPA Limited Certified Public Accountants (Practising)

HK office: 7th Floor, Nan Dao Commercial Building, 359-361 Queen’s Road Central, Hong Kong

香港 皇后大道中三五九至三六一號 南島商業大廈七樓

Tel : (852) 2851 7954 Fax: (852) 2545 4086

Kowloon office: Room 2105-06, 21/F., Office Tower, Langham Place, 8 Argyle Street, Mongkok, Kowloon, Hong Kong

九龍 旺角 亞皆老街八號 朗豪坊辦公大樓2105-06室

Tel: (852) 2780 0607        Fax: (852) 2780 0013

Report of Independent Registered Public Accounting Firm

To: The Board of Directors and Shareholders of

Sleepaid Holding Co. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Sleepaid Holding Co. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for each of the years ended December 31, 2016 and 2015. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern under the generally accepted accounting principles. As described in Note 14, the Company has recurring comprehensive loss $196,193, has negative working capital $103,325, and has accumulated deficit $55,197 and a total stockholders' deficit $64,217, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Except the going concern matter as described above, in our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and comprehensive loss, and its cash flows for each of the years ended December 31, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

Centurion ZD CPA Limited

Certified Public Accountants

Hong Kong SAR, China

March 31, 2017

SLEEPAID HOLDING CO. AND SUBSIDIARIES

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Stated in US Dollars)

March 31, 2016

CONSOLIDATED BALANCE SHEETS

	Note	2016	2015

ASSETS
Current assets:
Cash and cash equivalents		$86,101	$184,010
Trade receivable, net of allowance for doubtful accounts of $Nil for 2016 and $Nil for 2015		768,913	159,118
Short-term investments		14,377	-
Inventories, net		707,087	806,443
Advance to supplies		79,921	14,791
Loans to related parties		-	68,001
Other receivables	7	59,517	26,135

Total current assets		$1,715,916	$1,258,498

Non-current assets:
Property, plant and equipment, net	4	21,059	8,050
Intangible assets	5	18,049	1,548

Total non-current assets		$39,108	$9,598

TOTAL ASSETS		$1,755,024	$1,268,096

LIABILITIES
Current liabilities:
Accounts payable	6	725,976	423,121
Accrued expenses		75,515	37,165
Advances from customer		54,112	72,139
Loans- related parties	13	761,101	593,723
Income tax payable		24,901	31,382
Other payables	8	177,636	41,108
Other tax payable		-	308

Total current liabilities		$1,819,241	$1,198,946

TOTAL LIABILITIES		$1,819,241	$1,198,946

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding		$-	$-
Common stock, $0.001 par value; 65,000,000 shares authorized; 13,663,322 and 10,000,000 shares issued and outstanding, respectively		13,663	10,000
Additional paid in capital		155,883	91,720
Accumulated other comprehensive loss		(178,566)	(142,838)
(Accumulated loss)/retained earnings		$(55,197)	$110,268

TOTAL STOCKHOLDERS’ EQUITY		$(64,217)	$69,150

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$1,755,024	$1,268,096

See accompanying notes to the consolidated financial statements

SLEEPAID HOLDING CO. AND SUBSIDIARIES

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Stated in US Dollars)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Note	2016	2015

Net revenue		$2,778,343	$2,617,987
Direct costs		(1,971,407)	(1,861,930)

Gross profit		$806,936	$756,057

Operating expenses
Selling expenses		175,130	163,830
General and administrative expenses		797,027	559,524

Total operating expenses		972,157	723,354

(Loss)/income from operations		$(165,221)	$32,703

Non-operating income (expense)
Interest expenses		-	(11,478)
Interest income		518	176
Other expenses		(1,445)	(1,350)
Other income		1,785	61,678

Total non-operating income		858	49,026

(Loss)/income before income taxes		$(164,363)	$81,729

Income tax	9	(1,102)	(32,576)

Net (loss)/income		$(165,465)	$49,153

Comprehensive income statement
Net (loss)/income		(165,465)	49,153
Foreign currency translation adjustment		(35,728)	(131,382)

Comprehensive loss		$(196,193)	$(82,229)

Basic earnings per share of common stock		$(0.012)	$0.005
Diluted earnings per share		$(0.012)	$0.005

Weighted average number of common shares outstanding - basic and diluted		13,632,495	10,000,000

See accompanying notes to the consolidated financial statements

SLEEPAID HOLDING CO. AND SUBSIDIARIES

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Stated in US Dollars)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
ACCUMULATED OTHER COMPREHENSIVE INCOME

	Number of shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings (accumulated losses)	Total

Balance, January 1, 2015	10,000	$1,280	$-	$(11,226)	61,115	$51,169
Recapitalization	9,990,000	8,720	91,720	(230)	-	100,210
Exchange reserve	-	-	-	(131,382)	-	(131,382)
Net income	-	-	-	-	49,153	49,153

Balance, December 31, 2015	10,000,000	$10,000	$91,720	$(142,838)	110,268	$69,150

Balance, January 1, 2016	10,000,000	$10,000	$91,720	$(142,838)	110,268	$69,150
Issue of capital	3,663,322	3,663	64,136	-	-	67,826
Exchange reserve	-	-	-	(35,728)	-	(35,728)
Net loss	-	-	-	-	(165,465)	(165,465)

Balance, December 31, 2016	13,663,322	$13,663	$155,856	$(178,567)	(84,164)	$(64,217)

See accompanying notes to the consolidated financial statements

SLEEPAID HOLDING CO. AND SUBSIDIARIES

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Stated in US Dollars)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Notes	2016	2015

Cash flows (used in)/provided by operating activities :
Net (loss)/income		$(165,465)	$49,153

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization		9,665	3,889
Gain on disposal		(1,785)	-
Consultancy fee		16,365	-

Changes in assets and liabilities:
(Increase) decrease in assets
Trade receivable		(649,580)	133,694
Inventories		47,707	(149,407)
Advances to suppliers		(69,226)	26,425
Other prepayments		-	9,642
Other receivables		12,414	142,550
Prepaid expenses		(18,861)	-

Increase (decrease) in liabilities
Accounts payable		346,644	(195,506)
Advances from customer		(13,836)	54,872
Accrued expenses		40,750	21,032
Income tax payable		(4,895)	4,932
Other payables		145,649	39,357

Total adjustments		$(138,989)	$91,480

Net cash (used in)/provided by operating activities		$(304,454)	$140,633

See accompanying notes to the consolidated financial statements

SLEEPAID HOLDING CO. AND SUBSIDIARIES

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Stated in US Dollars)

	Notes	2016	2015

Cash flows used in investing activities:
Purchase of property, plant and equipment		(42,037)	(960)
Proceeds from sale of property, plant and equipment		2,709	-
Short-term investment		(15,053)	-
Purchase of trademark		-	(1,548)

Net cash used in investing activities		$(54,381)	$(2,508)

Cash flows provided by/(used in) financing activities:
Principal repayments to bank		-	(251,831)
Issuance of common stock		22,521	-
Loan from director		143,726	-
Loan from related parties		101,466	(206,975)

Net cash provided by/(used in) financing activities		$267,713	$(458,806)

Net decrease in cash and cash equivalents		$(91,122)	$(320,682)

Effect of foreign currency translation		(6,787)	(10,361)
Cash and cash equivalents - beginning of year		184,010	515,053

Cash and cash equivalents - end of year		$86,101	$184,010

Supplementary disclosure of cash flow information:
Interest paid		$-	$11,478
Issuance of 9,990,000 shares of common stock at $0.001 par value for recapitalization with no cash flow effect		-	8,720
Issuance of 3,655,815 shares of common stock at $0.001 par value for payment of consultancy fee with no cash flow effect		45,332	-

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

The following table depicts the identity of the subsidiary:

Name of Subsidiary	Place of Incorporation	Attributable Equity Interest %	Registered Capital
Yugosu Investment Limited (1)	Hong Kong	100	HKD 10,000
Guangzhou Sleepaid Household Supplies Co., Ltd (2)	PRC	100	RMB 3,000,000
Yuewin Trading Ltd (3)	PRC	100	RMB 500,000

Note:	(1)	Wholly owned subsidiary of Sleepaid Holding Company
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

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(e) Fair Value of Financial Instruments

The provisions of accounting guidance, FASB ASC Topic 820 that applies to the Company requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheets, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

(f) Fair Value Measurements

FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements.

Various inputs are considered when determining the fair value of the Company’s debt. The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities. These inputs are summarized in the three broad levels listed below.

Level 1 -observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets.

Level 2 -other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.).

Level 3 -significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets or liabilities carried and measured on a recurring basis during the reporting periods.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment.

(g) Property, plant and equipment

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method with 5% scrape value.

Estimated useful lives of the plant and equipment are as follows:

Furniture and fixtures	5 years
Office equipment	2 - 5 years
Motor vehicles	4 - 5 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of operation.

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(h) Accounting for the impairment of long-lived assets

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

(i) Cash and concentration of risk

The Group considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Group maintains bank accounts in Hong Kong .and maintain bank accounts in the PRC.

(j) Income taxes

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

(k) Foreign currency translation

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

The exchange rates used to translate amounts in HK$ and RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	2016	2015
Year end HKD: USD exchange rate	7.7565	7.7507
Average yearly HKD: USD exchange rate	7.7622	7.7524

	2016	2015
Year end RMB: USD exchange rate	6.9557	6.4917
Average yearly RMB: USD exchange rate	6.6433	6.2228

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

(l) Comprehensive income

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

(m) Recently implemented standards

The FASB has issued Accounting Standards Update (ASU) No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments. The ASU affects public and private companies, not-for-profit organizations, and employee benefit plans that hold financial assets or owe financial liabilities.

The new guidance makes targeted improvements to existing U.S. GAAP by:

-Requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income;

-Requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes;

-Requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements;

-Eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities;

-Eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and

-Requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.

The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For private companies, not-for-profit organizations, and employee benefit plans, the new guidance becomes effective for fiscal years beginning after December 15, 2018, and for interim periods within fiscal years beginning after December 15, 2019.

The new guidance permits early adoption of the own credit provision. In addition, the new guidance permits early adoption of the provision that exempts private companies and not-for-profit organizations from having to disclose fair value information about financial instruments measured at amortized cost.

On February 25, 2016, the Financial Accounting Standards Board (FASB) issued its new lease accounting guidance in Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842).

Under the new guidance, lessees will be required recognize the following for all leases (with the exception of short-term leases) at the commencement date:

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(m) Recently implemented standards (continued)

-A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and

-A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers.

The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing.

Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Nonpublic business entities should apply the amendments for fiscal years beginning after December 15, 2019 (i.e., January 1, 2020, for a calendar year entity), and interim periods within fiscal years beginning after December 15, 2020. Early application is permitted for all public business entities and all nonpublic business entities upon issuance.

Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach.

The FASB has issued Accounting Standards Update (ASU) No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments relate to when another party, along with the entity, is involved in providing a good or service to a customer. Topic 606 Revenue from Contracts with Customers requires an entity to determine whether the nature of its promise is to provide that good or service to the customer (i.e., the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (i.e., the entity is an agent).

The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by clarifying the following:

-An entity determines whether it is a principal or an agent for each specified good or service promised to a customer.

-An entity determines the nature of each specified or service (e.g., whether it is a good, service, or a right to a good or service).

-When another entity is involved in providing goods or services to a customer, an entity that is a principal obtains control of: (a) a good or another asset from the other party that it then transfers to the customer; (b) a right to a service that will be performed by another party, which gives the entity the ability to direct that party to provide the service to the customer on the entity’s behalf; or (c) a good or service from the other party that it combines with other goods or services to provide the specified good or service to the customer.

-The purpose of the indicators in paragraph 606-10-55-39 is to support or assist in the assessment of control. The amendments in paragraph 606-10-55-39A clarify that the indicators may be more or less relevant to the control assessment and that one or more indicators may be more or less persuasive to the control assessment, depending on the facts and circumstances.

The amendments amend certain existing illustrative examples and add additional illustrative examples to assist in the application of the guidance.

The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Public entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Private entities must apply the amendments one year later.

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(m) Recently implemented standards (continued)

The FASB has issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees.

Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows.

The amendments also simplify two areas specific to private companies:

1. Practical Expedient for Expected Term: In lieu of estimating the period of time that a share-based award will be outstanding, private companies can now apply a practical expedient to estimate the expected term for all awards with performance or service conditions that have certain characteristics.

2. Intrinsic Value: Private companies can now make a one-time election to switch from measuring all liability-classified awards at fair value to measuring them at intrinsic value. Previously, private companies were provided an option to measure all liability-classified awards at intrinsic value, but some private companies were unaware of that option.

Accounting for employee share-based awards was identified by the Private Company Council (PCC) as an area of concern among private company stakeholders. The PCC worked with the FASB to discuss and analyze the issues that private companies have encountered in this area when applying the standard. The PCC also asked the FASB staff to conduct outreach with users as a part of the FASB’s pre-agenda research on the topic.

The FASB also considered the conclusions in the Financial Accounting Foundation’s Post-Implementation Review Report on Statement 123(R), Share-Based Payment. Though the report concluded that the prior standard achieved its purpose, it noted that certain areas within Statement 123(R) may be costly and difficult to apply.

For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For private companies, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any organization in any interim or annual period.

The FASB has issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606.

The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The effective date for nonpublic entities is deferred by one year.

Identifying Performance Obligations

Before an entity can identify its performance obligations in a contract with a customer, the entity first identifies the promised goods or services in the contract. The amendments add the following guidance:

1. An entity is not required to assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer.

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(m) Recently implemented standards (continued)

2. An entity is permitted, as an accounting policy election, to account for shipping and handling activities that occur after the customer has obtained control of a good as an activity to fulfill the promise to transfer the good rather than as an additional promised service.

To identify performance obligations in a contract, an entity evaluates whether promised goods and services are distinct. The amendments improve the guidance on assessing the promises are separately identifiable criterion by:

1. Better articulating the principle for determining whether promises to transfer goods or services to a customer are separately identifiable by emphasizing that an entity determines whether the nature of its promise in the contract is to transfer each of the goods or services or whether the promise is to transfer a combined item (or items) to which the promised goods and/or services are inputs.

2. Revising the related factors and examples to align with the improved articulation of the separately identifiable principle.

Licensing Implementation Guidance

Topic 606 includes implementation guidance on determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments are intended to improve the operability and understandability of the licensing implementation guidance by clarifying the following:

1. An entity’s promise to grant a customer a license to intellectual property that has significant standalone functionality (e.g., the ability to process a transaction, perform a function or task, or be played or aired) does not include supporting or maintaining that intellectual property during the license period.

2. An entity’s promise to grant a customer a license to symbolic intellectual property (that is, intellectual property that does not have significant standalone functionality) includes supporting or maintaining that intellectual property during the license period.

3. An entity considers the nature of its promise in granting a license, regardless of whether the license is distinct, in order to apply the other guidance in Topic 606 to a single performance obligation that includes a license and other goods or services (in particular, the guidance on determining whether a performance obligation is satisfied over time or at a point in time and the guidance on how best to measure progress toward the complete satisfaction of a performance obligation satisfied over time).

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

Assessing the Collectibility Criterion in Paragraph 606-10-25-1(e) and Accounting for Contracts That Do Not Meet the Criteria for Step 1 (Applying Paragraph 606-10-25-7). The amendments clarify the objective of the collectibility criterion in Step 1. The objective of this assessment is to determine whether the contract is valid and represents a substantive transaction on the basis of whether a customer has the ability and intention to pay the promised consideration in exchange for the goods or services that will be transferred to the customer. The amendments also add a new criterion to paragraph 606-10-25-7 to clarify when revenue would be recognized for a contract that fails to meet the criteria in Step 1. That criterion allows an entity to recognize revenue in the amount of consideration received when the entity has transferred control of the goods or services, the entity has stopped transferring goods or services (if applicable) and has no obligation under the contract to transfer additional goods or services, and the consideration received from the customer is nonrefundable.

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(m) Recently implemented standards (continued)

Presentation of Sales Taxes and Other Similar Taxes Collected from Customers. The amendments permit an entity, as an accounting policy election, to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price.

Noncash Consideration. The amendments specify that the measurement date for noncash consideration is contract inception. The amendments also clarify that the variable consideration guidance applies only to variability resulting from reasons other than the form of the consideration.

Contract Modifications at Transition. The amendments provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations.

Completed Contracts at Transition. The amendments clarify that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application. Accounting for elements of a contract that do not affect revenue under legacy GAAP are irrelevant to the assessment of whether a contract is complete. In addition, the amendments permit an entity to apply the modified retrospective transition method either to all contracts or only to contracts that are not completed contracts.

Technical Correction. The amendments clarify that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. However, an entity is still required to disclose the effect of the changes on any prior periods retrospectively adjusted.

The FASB has issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations.

The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates.

Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances.

The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements.

In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.

The ASU is effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities). For public companies that are not SEC filers, the ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. For all other organizations, the ASU on credit losses will take effect for fiscal years beginning after December 15, 2020, and for interim periods within fiscal years beginning after December 15, 2021.

Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(m) Recently implemented standards (continued)

The FASB has issued Accounting Standards Update (ASU) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.

The amendments provide guidance on the following eight specific cash flow issues:

•	Debt Prepayment or Debt Extinguishment Costs;

•	Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing;

•	Contingent Consideration Payments Made after a Business Combination;

•	Proceeds from the Settlement of Insurance Claims;

•	Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned;

•	Life Insurance Policies;

•	Distributions Received from Equity Method Investees;

•	Beneficial Interests in Securitization Transactions; and

•	Separately Identifiable Cash Flows and Application of the Predominance Principle.

The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period.

The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable.

The FASB has issued Accounting Standards Update (ASU) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows. The amendments address diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows.

The amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments do not provide a definition of restricted cash or restricted cash equivalents.

The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. The amendments should be applied using a retrospective transition method to each period presented.

The FASB has issued Accounting Standards Update (ASU) No. 2016-19, Technical Corrections and Improvements. The amendments cover a wide range of Topics in the Accounting Standards Codification. The amendments generally fall into one of the types of categories listed below.

Amendments related to differences between original guidance (e.g., FASB Statements, EITF Issues, etc.) and the Codification. These amendments principally carry forward pre-Codification guidance or subsequent amendments into the Codification. Many times, either the writing style or phrasing of the original guidance did not directly translate into the Codification format and style. As a result, the meaning of the guidance might have been unintentionally altered. Alternatively, amendments in this category may relate to guidance that was codified without some text, reference, or phrasing that, upon review, was deemed important to the guidance.

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(m) Recently implemented standards (continued)

•	Guidance clarification and reference corrections that provide clarification through updating wording, correcting references, or a combination of both. In most cases, the feedback suggested that, without these enhancements, guidance may be misapplied.

•	Simplification amendments that streamline or simplify the Codification through minor structural changes to headings or minor editing of text to improve the usefulness and understandability of the Codification.

•	Minor improvements to the guidance that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities.

The FASB has issued Accounting Standards Update (ASU) No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements for Topic 606. Public entities should apply Topic 606 (and related amendments) for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Nonpublic entities should apply Topic 606 (and related amendments) for an annual reporting period beginning after December 15, 2018, (i.e., January 1, 2019, for a calendar year entity) and interim reporting periods within annual reporting periods beginning after December 15, 2019.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2016-20 affect narrow aspects of the guidance issued in ASU 2014-09 as summarized below.

Issue 1: Loan Guarantee Fees: The amendments clarify that guarantee fees within the scope of Topic 460, Guarantees, (other than product or service warranties) are not within the scope of Topic 606.

Issue 2: Contract Costs - Impairment Testing: The amendments clarify that when performing impairment testing in Subtopic 340-40, Other Assets and Deferred Charges - Contracts with Customers, an entity should: (a) consider expected contract renewals and extensions; and (b) include both the amount of consideration it already has received but has not recognized as revenue and the amount it expects to receive in the future.

Issue 3: Contract Costs - Interaction of Impairment Testing with Guidance in Other Topics: The amendments clarify that impairment testing first should be performed on assets not within the scope of Topic 340, Topic 350, Intangibles - Goodwill and Other, or Topic 360, Property, Plant, and Equipment (e.g., Topic 330, Inventory), then assets within the scope of Topic 340, then asset groups and reporting units within the scope of Topic 360 and Topic 350.

Issue 4: Provisions for Losses on Construction-Type and Production-Type Contracts: The amendments require that the provision for losses be determined at least at the contract level. However, the amendments allow an entity to determine the provision for losses at the performance obligation level as an accounting policy election.

Issue 5: Scope of Topic 606: The amendments remove the term insurance from the scope exception to clarify that all contracts within the scope of Topic 944, Financial Services - Insurance, are excluded from the scope of Topic 606.

Issue 6: Disclosure of Remaining Performance Obligations: The amendments provide optional exemptions from the disclosure requirement for remaining performance obligations for specific situations in which an entity need not estimate variable consideration to recognize revenue. The amendments also expand the information that is required to be disclosed when an entity applies one of the optional exemptions.

Issue 7: Disclosure of Prior-Period Performance Obligations: The amendments clarify that the disclosure of revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods applies to all performance obligations and is not limited to performance obligations with corresponding contract balances.

Issue 8: Contract Modifications Example: The amendments better align Example 7 with the principles in Topic 606.

Issue 9: Contract Asset versus Receivable: The amendments provide a better link between the analysis in Example 38, Case B and the receivables presentation guidance in Topic 606.

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(m) Recently implemented standards (continued)

Issue 10: Refund Liability: The amendments remove the reference to the term contract liability from the journal entry in Example 40.

Issue 11: Advertising Costs: The amendments reinstate the guidance on the accrual of advertising costs and move the guidance to Topic 720, Other Expenses.

Issue 12: Fixed-Odds Wagering Contracts in the Casino Industry: The amendments: (a) create a new Subtopic 924-815, Entertainment - Casinos - Derivatives and Hedging, which includes a scope exception from the derivatives guidance for fixed-odds wagering contracts; and (b) includes a scope exception within Topic 815 for fixed-odds wagering contracts issued by casino entities. Fixed-odds wagering contracts are revenue transactions which should be recognized in accordance with Topic 606.

Issue 13: Cost Capitalization for Advisors to Private Funds and Public Funds: The amendments align the cost-capitalization guidance for advisors to both public funds and private funds in Topic 946, Financial Services - Investment Companies.

(n) Account receivable

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

(o) Inventories

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

(p) Revenue recognition

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

(q) Cost of sales

Cost of sales includes the cost of merchandise, collecting and handling charges based on store sales deducted by landlord, related cost of packaging and shipping cost and the distribution center costs.

(r) Operating lease rental

The Company did not have a lease that met the criteria of a capital lease. Leases that do not qualify as a capital lease are classified as an operating lease. Operating lease rental expenses included in selling, general and administrative expenses for the year ended December 31, 2016 and December 31, 2015 were $70,845 and $44,277, respectively

(s) Selling expenses

Selling expenses include store-related expense, other than store occupancy costs, as well as advertising, depreciation and amortization, and certain expenses associated with operating the Company’s corporate headquarters.

(t) Advertising costs

The Company expensed all advertising costs as incurred. Advertising expenses, net of reimbursement from suppliers, amounted to $29,580 and $ Nil for the years ended December 31, 2016 and 2015 respectively. Advertising expense is included in selling expense and general administrative expense in the accompanying consolidated statements of income.

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(u) Concentration of Credit Risk

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

(v) Retirement Benefit Plans

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Company accounts the mandated defined contribution plan under the vested benefit obligations approach based on the guidance of ASC 715, Compensation-Retirement Benefits.

The total amounts for such employee benefits which were expensed were $39,039 and $41,190 for the years ended December 31, 2016 and 2015, respectively.

(w) Stock-based compensation

Stock-based compensation concerning stock options and common stock awards granted to employees and directors for services and are accounted for in accordance with FASB ASC 718 “Compensation - Stock Compensation” and share-based compensation including warrants and common stock awards granted to consultants and nonemployees are accounted for in accordance with FASB ASC 505-50 “Equity-Based Payment to Non-employees.

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

(x) Segment reporting

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

(y) Product warranty

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

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(z) Basic and diluted earnings (loss) per share

In accordance with ASC No. 260 (formerly SFAS No. 128), “Earnings Per Share,” the basic earnings (loss) per common share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed similarly to basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

NOTE 3. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially expose the company to concentrations of credit risk, consists of cash and accounts receivable as of December 31, 2016 and 2015. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure sound collections and minimize credit losses exposure.

As of December 31, 2016 and 2015, all the Company’s bank deposits were conducted with banks in the PRC where there is currently no rule or regulation mandated on obligatory insurance of bank accounts.

For the year ended December 31, 2016 and 2015, all of the Company’s sales were generated from the PRC.

The maximum amount of loss exposure due to credit risk that the Company would bear if the counter parties of the financial instruments failed to perform represents the carrying amount of each financial asset on the balance sheet.

Normally, the Company does not require collateral from customers or debtors.

Accounts Receivable

Customer	As at December 31, 2016		As at December 31, 2015
A	$372,009	48%	$27,096	17%
B	196,915	26%	24,955	16%
C	36,323	5%	23,695	15%
D	32,249	4%	15,414	10%
Total	$637,596	83%	$91,160	58%

Accounts Payable

Supplier	As at December 31, 2016		As at December 31, 2015
A	$167,075	23%	$166,177	39%
B	155,093	21%	53,579	13%
C	118,124	16%	43,095	10%
D	64,696	9%	41,663	10%
E	46,768	6%	30,780	7%
Total	$551,754	75%	$335,924	79%

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net comprise the following:

	December 31, 2016	December 31, 2015

At cost
Furniture and fixtures	$7,714	$8,265
Office equipment	20,385	19,988
Motor vehicles	23,722	24,308

Total property, plant and equipment	$51,821	$52,561
Less: accumulated depreciation	(30,762)	(44,511)
Total property, plant and equipment, net	$21,059	$8,050

Depreciation expense included in the selling expenses for the years ended December 31, 2016 and 2015 were $725 and $1,613.

Depreciation expense included in the general and administrative expenses for the years ended December 31, 2016 and 2015 were $5,484 and $2,276 respectively.

NOTE 5. INTANGIBLE ASSETS

Intangible assets, net comprise the following:

	December 31, 2016	December 31, 2015

At cost
Trademark	1,548	1,548
Computer software	$19,801	$-

Total intangible assets	$21,349	$1,548
Less: accumulated amortization	(3,300)	-
Total intangible assets, net	$18,049	$1,548

Amortization expense included in the general and administrative expenses for the years ended December 31, 2016 and 2015 were $3,456 and $Nil.

NOTE 6. ACCOUNT PAYABLES

Account payables were comprised of the following:

	December 31, 2016	December 31, 2015

Trade payables	$725,976	$423,121

NOTE 7. OTHER RECEIVABLES

Other receivables were comprised of the following:

	December 31, 2016	December 31, 2015

Disbursement and advances to employees	12,536	22,505
Deposit paid	46,981	3,630
	$59,517	$26,135

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. OTHER PAYABLES

The other payables were comprised of the following:

	December 3, 2016	December 31, 2015

Loan advances from unrelated parties	$170,712	$40,051
Deposit received	6,644	-
Sundries	280	1,057

	$177,636	$41,108

NOTE 9. INCOME TAXES

The Company is subject to the Federal Income tax rate of 34%, PRC Enterprise Income tax rate of 25% and Hong Kong profits tax rate of 16.5%.

A reconciliation of the provision for income taxes with amounts determined by applying the statutory Federal income tax rate of 34% to income before income taxes is as follows:

	December 31, 2016	December 31, 2015

Loss before income tax	$(50,915)	$(22,000)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable income	$(50,915)	$(22,000)
Federal Income Tax rate	34%	34%
Current tax credit	$17,311	$7,480
Less: Valuation allowance	(17,311)	(7,480)

Income tax expenses	$-	$-

A reconciliation of the provision for income taxes with amounts determined by applying the Hong Kong profits rate of 16.5% to income before income taxes is as follows:

	December 31, 2016	December 31, 2015

Loss before income tax	$(55,153)	$(16,749)
Temporary Difference	-	-
Permanent Difference	-	4
Taxable income	$(55,153)	$(16,752)
Hong Kong Income Tax rate	16.5%	16.5%
Current tax credit	$9,100	$2,764
Less: Valuation allowance	(9,100)	(2,764)

Income tax expenses	$-	$-

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. INCOME TAXES (CONTINUED)

Sleepaid Household and Yuewin were incorporated in the PRC and are subjected to income taxes under the current laws of the PRC. The EIT rate of PRC was 25% for the year ended December 31, 2016 and 2015.

Profit (loss) before income tax of $(58,295) and $120,478 for the year ended December 31, 2016 and 2015, respectively, were attributed to operations in China. The income tax expenses consisted of the following:

	December 31, 2016	December 31, 2015

Profit (Loss) before income tax	$(58,295)	$120,478
Temporary Difference	69,312	4,829
Permanent Difference	(6,609)	4,997
Taxable income	$4,408	$130,304
China Enterprise Income Tax rate	25.0%	25.0%
Current tax expenses	$1,102	$32,576
Less: Valuation allowance	-	-
	$1,102	$32,576

No deferred tax asset has been provided for the year ended December 31, 2015 and 2016.

NOTE 10. COMMITMENTS AND CONTINGENCIES

The Company has operating lease agreements for office premises, which expiring through December 31, 2017. Future minimum rental payments under agreements classified as operating leases with non-cancellable terms for the next one year and thereafter as follows:

Year ending December 31,	2016	2015
2016	-	48,167
2017 and thereafter	41,546	9,230
Total	$41,546	$57,397

Rental expense paid for the year ended December 31, 2016 and 2015 were $70,845 and $44,277 respectively.

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

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. NET INCOME (LOSS) PER SHARE

A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share (“EPS”) is provided as follows:

	December 31, 2016	December 31, 2015
Numerator
Net (loss)/income	$(165,465)	$49,153

Denominator
Weighted average shares - Basic EPS	13,632,495	10,000,000
Weighted average shares - Diluted EPS	13,632,495	10,000,000

Net income (loss) per share - Basic and Diluted
EPS - basic and diluted	$(0.012)	$0.005

NOTE 13. RELATED PARTY TRANSACTIONS

Related party transactions comprised of loans from related parties and from director by director current account. As of December 31, 2016 and December 31, 2015, the loans from related parties were $761,101 and $593,723. All of these loans were provided for the Company's working capital, did not have collateral, bear no interest and repayable on demand.

Detailed loans from related parties are listed as below:

	December 31, 2016	December 31, 2015

Wang, Tao (a)	$-	$276,144
Cheung, Kuen Harry (a)	460,306	13,864
Cheung, Hang Dennis (b)	48,104	50,834
Yugosu International Limited (c)	252,691	252,881

Total loans from related parties	$761,101	$593,723

(a) Major shareholders of Amax Deluxe Ltd (major shareholder of Sleepaid Holding Co.)

(b) Close family member of Cheung, Kuen Harry.

(c) With common shareholder Cheung, Kuen Harry.

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. GOING CONCERN

As of December 31, 2016, the Company has accumulated deficits of $55,197, and its current liabilities exceed its current assets resulting in negative working capital of $103,325. In view of the matters described above, recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company's ability to raise additional financing and to succeed in its future operations. The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is actively pursuing additional funding which would enhance capital employed and strategic partners which would increase revenue bases or reduce operation expenses. Management believes that the above actions will allow the Company to continue its operations throughout this fiscal year.

NOTE 15. SUBSEQUENT EVENTS

The Company has evaluated all other subsequent events through March 31, 2017, the date these financial statements were issued, and determined that the only subsequent event or transaction that require recognition or disclosures in the financial statements was as follow:

Subsequent the financial year ended 31 December 2016, the Company (“the defendant”) has a lawsuit with Zhangjiagang Coolist Life Technology Co., Ltd. (“the plaintiff”) regarding the unpaid amount for the goods purchased from the plaintiff. No provision has been made for any material loss that is probable from the lawsuit currently pending (Case No. (2017) 粵0113民初字683號).

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

