Form 10-Q
period 2017-03-31
Sleepaid Holding Co.
filed 2017-05-19
CIK 1643319

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated file	☐	Accelerated filed	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 18, 2017, the Registrant had 13,663,322 shares of common stock issued and outstanding.

SLEEPAID HOLDING CO.

PART I. FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENT

SLEEPAID HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Notes	March 31, 2017	December 31, 2016
ASSETS		(Unaudited)
Current assets:
Cash and cash equivalents		$129,336	$86,101
Trade receivable, net of allowance for doubtful accounts of $Nil for March 31, 2017 and $Nil for December 31, 2016		240,134	768,913
Short-term investments		-	14,377
Inventories, net		872,202	707,087
Advances to suppliers		271,023	79,921
Loans to related parties		-	-
Other receivables	7	53,423	59,517
Total current assets		1,566,118	1,715,916
Non-current assets:
Property, plant and equipment, net	4	19,755	21,059
Intangible assets	5	17,251	18,049
Total non-current assets		37,006	39,108
TOTAL ASSETS		$1,603,124	$1,755,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	6	$610,403	$725,976
Accrued expense		82,451	75,515
Advances from customer		82,807	54,112
Loans from related parties	13	795,484	761,101
Income tax payables		10,807	24,901
Other payables	8	226,954	177,636
Other tax payables		-	-
Total current liabilities		1,808,906	1,819,241
TOTAL LIABILITIES		1,808,906	1,819,241

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 authorized; none issued and outstanding		-	-
Common stock, $0.001 par value, 65,000,000 authorized; 13,663,322 and 10,000,000 shares issued and outstanding, at March 31, 2017 and December 31, 2016 respectively		13,663	13,663
Additional paid-in capital		155,883	155,883
Accumulated other comprehensive (loss) income		(178,474)	(178,566)
(Accumulated loss)/ retained earnings		(196,854)	(55,197)
TOTAL STOCKHOLDERS’ EQUITY		(205,782)	(64,217)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$1,603,124	$1,755,024

See accompanying notes to unaudited consolidated financial statements

SLEEPAID HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

		(Unaudited)
		Three Months Ended March 31,
	Notes	2017	2016

Net revenue		$580,387	$632,572
Cost of sales		(451,024)	(465,482)
Gross profit		129,363	167,090

Operating expenses:
Selling expenses		89,525	59,190
General and administrative expenses		181,620	176,965
Total operating loss		271,145	236,155
Income (Loss) from operations		(141,782)	(69,065)

Non-operating income (expense):
Interest income		571	182
Interest expenses		-	-
Other income		9	-
Other expenses		(455)	(389)
Total non-operating income (expense)		125	(207)

Income (Loss) before income taxes		(141,657)	(69,272)
Income taxes	9	-	-
Net income (loss)	12	(141,657)	(69,272)

Comprehensive income statement:
Net income (loss)		(141,657)	(69,272)
Foreign currency translation adjustment		92	3,463
Comprehensive Income (Loss)		$(141,565)	$(65,809)

Basic earnings (loss) per share of common stock	12	$(0.01)	$(0.005)
Diluted earnings (loss) per share	12	$(0.01)	$(0.005)
Weighted average shares used in calculating loss per common stock – basic		13,663,322	13,539,336
Weighted average shares used in calculating loss per common stock – diluted		13,663,322	13,539,336

See accompanying notes to unaudited consolidated financial statements

SLEEPAID HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

		(Unaudited)
		Three Months Ended March 31,
	Notes	2017	2016
Cash flows provided by (used for) operating activities:
Net income (loss)	12	$(141,657)	$(69,272)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and Amortization		2,451	1,871
Consultancy fee		4,463	-
Changes in assets and liabilities:
Trade receivable		536,135	13,358
Inventories		(158,544)	55,017
Advances to suppliers		(190,410)	(15,095)
Other receivables		3,106	(1,688)
Prepaid expenses		(1,188)	(41,787)
Accounts payable		(122,404)	(82,466)
Other payables		47,223	(829)
Advances from customer		28,196	(2,880)
Tax payables		(14,331)	(9,009)
Accrued liabilities		7,016	(11,228)
Net cash provided by (used for) operating activities		56	(164,008)

Cash flows provided by (used for) investing activities:
Purchases of property, plant and equipment		-	(40,941)
Short-term Investments		14,516	-
Net cash provided by (used for) investing activities		14,516	(40,941)

Cash flows provided by (used for) financing activities:
Loans from related parties		27,961	229,301
Issuance of common stock		-	67,826
Net cash provided by (used for) financing activities		27,961	297,127

Net increase (decrease) in cash		42,533	92,178
Effect of foreign currency translation		702	1,917
Cash – beginning of period		86,101	184,010
Cash – end of period		$129,336	$278,105

Supplemental disclosures of cash flow information:
Interest paid		$-	$-
Issuance of 3,666,322 shares of common stock at $0.001 par value		$-	$67,826

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

_____________

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

The exchange rates used to translate amounts in HK$ and RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	2017	2016
Three months and Year end HKD: USD exchange rate	7.7707	7.7545
Average quarterly and yearly HKD : USD exchange rate	7.7606	7.7734

	2017	2016
Three months and Year end RMB: USD exchange rate	6.8912	6.4479
Average quarterly and yearly RMB: USD exchange rate	6.8891	6.5395

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

(k) Recently implemented standards

The FASB has issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, clarifying the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business.

The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments provide a more robust framework to use in determining when a set of assets and activities is a business. They also provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable.

For public companies, the amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. For all other companies and organizations, the amendments are effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019.

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

(p) Operating lease rental

The Company did not have a lease that met the criteria of a capital lease. Leases that do not qualify as a capital lease are classified as an operating lease. Operating lease rental expenses included in selling, general and administrative expenses for the three months ended March 31, 2017 and 2016 were $18,234 and $7,474, respectively

(q) Selling expenses

Selling expenses include store-related expense, other than store occupancy costs, as well as advertising, depreciation and amortization, and certain expenses associated with operating the Company’s corporate headquarters.

(r) Advertising costs

The Company expensed all advertising costs as incurred. Advertising expenses, net of reimbursement from suppliers, amounted to $7,544 and $21,871 for the three months ended March 31, 2017 and 2016 respectively. Advertising expense is included in selling expense in the accompanying consolidated statements of income.

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

The total amounts for such employee benefits which were expensed were $8,845 and $10,853 for the three months ended March 31, 2017 and 2016, respectively.

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

(w) Basic and diluted earnings (loss) per share

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

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially expose the company to concentrations of credit risk, consists of cash and accounts receivable as of March 31, 2017 and December 31, 2016. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure sound collections and minimize credit losses exposure.

As of March 31, 2017 and December 31, 2016, the Company’s bank deposits conducted with banks in the PRC where there is currently no rule or regulation mandated on obligatory insurance of bank accounts.

For the three months ended March 31, 2017 and year ended December 31, 2016, all of the Company’s sales were generated from the PRC.

The maximum amount of loss exposure due to credit risk that the Company would bear if the counter parties of the financial instruments failed to perform represents the carrying amount of each financial asset on the balance sheet.

Normally, the Company does not require collateral from customers or debtors.

Accounts Receivable:

Customer	As at March 31, 2017		As at December 31, 2016
A	$87,175	36%	$372,009	48%
B	31,165	13%	196,915	26%
C	29,960	13%	36,323	5%
D	12,258	5%	32,249	4%
Total	$160,558	67%	$637,596	83%

Accounts Payable:

Supplier	As at March 31, 2017		As at December 31, 2016
A	$168,639	28%	$167,075	23%
B	156,544	26%	155,093	21%
C	47,205	8%	118,124	16%
D	45,707	7%	64,696	9%
E	34,699	6%	46,768	6%
Total	$452,794	75%	$551,754	75%

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. PROPERTY, PLANT AND EQUIPMENT, NET

Details of property, plant and equipment are as follows:

	March 31, 2017	December 31, 2016
At cost
Furniture and fixtures	$7,786	$7,714
Office equipments	20,564	20,385
Motor vehicles	23,944	23,722
	52,294	51,821
Less: accumulated depreciation	(32,539)	(30,762)
	$19,755	$21,059

Depreciation expense included in the general and administrative expenses for the three months ended March 31, 2017 and 2016 were $1,501 and $1,871 respectively.

NOTE 5. INTANGIBLE ASSETS

Intangible assets, net comprise the following:

	March 31, 2017	December 31, 2016
At cost
Trademark	$1,544	$1,548
Computer software	19,987	19,801
	21,531	21,349
Less: accumulated depreciation	(4,280)	(3,300)
	$17,251	$18,049

Amortization expense included in the general and administrative expenses for the three months ended March 31, 2017 and 2016 were $950 and $Nil respectively.

NOTE 6. ACCOUNT PAYABLES

Account payables were comprised of the following:

	March 31, 2017	December 31, 2016

Trade payables	$610,403	$725,976

NOTE 7. OTHER RECEIVABLES

Other receivables were comprised of the following:

	March 31, 2017	December 31, 2016

Disbursement and advances to employees	$9,548	$12,536
Deposit paid	43,875	46,981
	$53,423	$59,517

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. OTHER PAYABLES

Other payables were comprised of the following:

	March 31, 2017	December 31, 2016

Loan advances from unrelated parties	$207,136	$170,712
Deposit received	19,789	6,644
Sundries	29	280
	$226,954	$177,636

NOTE 9. INCOME TAXES

The Company is subject to the Federal Income tax rate of 34% and Hong Kong profits tax rate of 16.5%. No provision for income taxes in the United States and Hong Kong or elsewhere has been made as the Company had no taxable income for the quarter ended March 31, 2017 and year ended December 31, 2016.

A reconciliation of the provision for income taxes with amount determined by applying the statutory Federal income tax rate of 34% to income before income taxes is as follow:

	March 31, 2017	December 31, 2016
Profit (Loss) before income tax	$(7,463)	$(50,915)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable income	$(7,463)	$(50,915)
Federal Income Tax rate	34%	34%
Current tax credit	$2,537	$17,311
Less: Valuation allowance	(2,537)	(17,311)
Income tax expenses	$-	$-

A reconciliation of the provision for income taxes with amounts determined by applying the Hong Kong profit rate of 16.5% to income before income taxes is as follows:

	March 31, 2017	December 31, 2016
Profit (Loss) before income tax	$(8,858)	$(55,135)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable income	$(8,858)	$(55,135)
Hong Kong Profit Tax rate	16.5%	16.5%
Current tax credit	$1,462	$9,100
Less: Valuation allowance	(1,462)	(9,100)
Income tax expenses	$-	$-

Sleepaid Household and Yuewin were incorporated in the PRC and are subjected to income taxes under the current laws of the PRC. The EIT rate of PRC was 25% for the quarter and year ended March 31, 2017 and December 31, 2016.

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. INCOME TAXES (CONTINUED)

Profit (Loss) before income tax of $(125,336) and $(58,295) for the quarter and year ended March 31, 2017 and December 31, 2016, respectively, were attributed to operations in China. The income tax expenses consisted of the following:

	March 31, 2017	December 31, 2016
Profit (Loss) before income tax	$(125,336)	$(58,295)
Temporary Difference	-	69,312
Permanent Difference	-	(6,609)
Taxable income	$(125,336)	$4,408
China Enterprise Income Tax rate	25%	25%
Current tax expenses	$31,334	$1,102
Less: Valuation allowance	(31,334)	-
Income tax expenses	$-	$1,102

No deferred tax has been provided for the quarter and year ended March 31, 2017 and December 31, 2016.

NOTE 10. COMMITMENTS AND CONTINGENCIES

The Company has operating lease agreements for office premises, which expiring through December 31, 2017. Future minimum rental payments under agreements classified as operating leases with non-cancellable terms for the next one year and thereafter as follows:

Period ending March 31,	2017	2016

2017	-	34,406
2018 and thereafter	30,048	84,410
	$30,048	$118,816

Rental expense paid for the three months ended March 31, 2017 and 2016 were $18,234 and $7,474 respectively.

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

In 2017, the Company is regarded as a single operating segment, being engaged in the operating of mattress and bedroom products retail outlets. This principal activity and geographical market are substantially based in Hong Kong and the Mainland China, accordingly, no operating or geographical segment information are presented.

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. NET INCOME (LOSS) PER SHARE

A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share (“EPS”) is provided as follows:

	March 31, 2017	March 31, 2016
Numerator
Net (loss)/income	$(141,657)	$(69,272)

Denominator
Weighted average shares – Basic EPS	13,663,322	13,539,336
Weighted average shares – Diluted EPS	13,663,322	13,539,336

Net income (loss) per share – Basic and Diluted
EPS - basic and diluted	$(0.010)	$(0.005)

NOTE 13. RELATED PARTY TRANSACTIONS

Related party transactions comprised of loans from related parties and from director by director current account. As of March 31, 2017 and December 31, 2016, the loans from related parties were $795,484 and $761,101. All of these loans were provided for the Company’s working capital, did not have collateral, bear no interest and repayable on demand.

Detailed loans from related parties are listed as below:

	March 31, 2017	December 31, 2016

Cheung, Kuen Harry (a)	$495,367	$460,306
Cheung, Hang Dennis (b)	47,887	48,104
Yugosu International Limited (c)	252,230	252,691

Total loans from related parties	$795,484	$761,101

(a)	Major shareholders of Amax Deluxe Ltd (major shareholder of Sleepaid Holding Co.)
(b)	Close family member of Cheung Kuen, Harry.
(c)	With common shareholder Cheung Kuen, Harry

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. GOING CONCERN

As of March 31, 2017, the Company has accumulated deficits of $196,854, and its current liabilities exceed its current assets resulting in negative working capital of $242,788. In view of the matters described above, recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company's ability to raise additional financing and to succeed in its future operations. The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 15. SUBSEQUENT EVENTS

The Company has evaluated all other subsequent events through May 15, 2017, the date these financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

Subsequent the period ended 31 March, 2017, the Company (“the defendant”) has a lawsuit with Zhangjiagang Coolist Life Technology Co., Ltd. (“the plaintiff”) regarding the unpaid amount for the goods purchased from the plaintiff. No provision has been made for any material loss that is probable from the lawsuit currently pending (Case No. (2017) 粵0113民初字683號).

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

Overview

Our principle line of business is developing, producing and selling our mattress, pillow, and bedding products. In the three months ended March 31, 2017, the retail industry in China had not yet recovered and competition was furious. Traditional retail share has been eaten by E-commerce platform trading and O2O business. We are continuous in restructuring and modifying our business by rearrangement of our marketing resources to our brand and widen our products range and sourcing for new health enhancement products, and also involving more trading via the E-Commerce channel.

Adapting to the current market situation, our company changed the sales strategy, doing more promotion and kicked started to our O2O marketing channel, so that we can still control the decline of our sales volume. In the three months ended March 31, 2017, our total revenue was $580,387. Of this total revenue, the revenue generated by our self-managed store was $377,370, the revenue generated by the franchised stores totaled $4,291, and the revenue generated by direct sales was totaled $198,726. Our revenues by brand for the three months ended March 31, 2017 were as follows: Revenue of SleepAid was $198,950, and BEMCO was $381,437.

Net Revenue

In the three months ended March 31, 2017, our revenue was $580,387, compared to $632,572 the same period in 2016. In three months ended, the revenue decreased by 8.25% from the same period in 2016. The revenue generated by our self-managed store was $377,370, by the franchised stores was $$4,291, and by direct sales was totaled $198,726. Our revenues by brand for the three months ended March 31, 2017 were as follows: Revenue of SleepAid was $198,950, and BEMCO was $381,437.

Cost of Sales

In the three months ended March 31, 2017, the cost was $451,024 compared to the same period in 2016 decreased 3.11% from $465,482. The change of cost of sales reflects a decrease rate much lesser than that of the decrease rate in revenue. This was caused by the continuous slowed down of retail business in China, and resulted that the profit margin was reduced to maintain the sales volume.

Selling expense

In the three months ended March 31, 2017 and 2016, the selling expense was $89,525 and $59,190 respectively. The increase of 51.25% which was resulted of the management increased in spending on using various trade platform and promotion activities to stimulate the sales volume.

General and administrative expense

General and administrative expense for the three months ended March 31, 2017 was $181,620 compared to the same period in 2016 increased 2.63% from $176,965, the increase was attributed to the increase in consultancy fee and business development and general increase of expenses on general inflation.

Income Tax

During the three months ended March 31, 2017 and 2016, the company incurred no tax and its subsidiary has paid $Nil and $Nil tax respectively as a foreign corporation.

Net Income

The Company recorded a net loss of $141,657 for the three months ended March 31, 2017 compared to the net loss of $69,272 for the same period in 2016. The net income decreased $72,385 or by 104.49%. The cause of expanded losses was due to the increase in Selling and G&A expenses, as well as the result of lowered profit margin due to poor retail market in bedding products.

Interest expenses

In the three months ended March 31, 2017 and 2016, the interest expenses was $Nil and $Nil respectively.

Liquidity and Capital Resources

The Company’s liquidity and capital is dependent on the company continuing to increase its revenues and the capital it can raise to continue the Company’s development and expansion of its product lines. The Company estimates that its current and available capital resources are sufficient to fund its planned operations through the second quarter of 2017.

The operation had been financed by the current beneficiary shareholders through not only the injection of capital, but also by loans to the Company. The loans are unsecured, non-interest bearing and repayable at demand. Going forward, the current beneficiary shareholders will continue to finance the company’s operations by various means, including additional capital injection or conversion of debts to stock and we also plan to secure additional financing through private placements of equity and short-term borrowings from banks.

Working capital

As at December 31, 2016, the company had negative working capital of ($103,325) with current assets of $1,715,916 and current liabilities of $1,819,241. The current assets consisted cash and cash equivalents of $86,101, short-term investment of $14,377, inventory of $707,087, trade receivables of $768,913, advance to supplies of $79,921, and other receivables of $59,517. The current liabilities of the Company at December 31, 2016 are composed of loans from related parties of $761,101, accounts payable of $725,976, advances from customers of $54,112, accrued expenses of $75,515, income tax payable of $24,901, and other payable of $177,636.

At March 31, 2017, the Company had negative working capital of ($242,788) with current assets of $1,566,118 and current liabilities of $1,808,906. The current assets consisted cash and cash equivalents of $129,336, inventory of $872,202, trade receivables of $240,134, advance to supplies of $271,023, and other receivables of $53,423. The current liabilities of the Company as at March 31, 2017 were composed of accounts payable of $610,403, accrued expenses of $82,451, loans from related parties of $795,484, advances from customer of $82,807, tax payable of $10,807, and other payable of $226,954.

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

In an effort to eliminate concerns over the ability to transfer cash between entities, cross border and to U.S. investor, Guangzhou Sleepaid Household Suppliers Co., Ltd. (“Sleepaid Household”), our subsidiary and parent company to Yuewin Trading. (“Yuewin”), is incorporated in China as a wholly-owned foreign enterprise (“WOFE”). Because of such WOFE status, and profit (after tax) distribution received by Guangzhou Smartfame from Yuewin can be freely transferred back to YIL in Hong Kong Dollars, which is not subject and restriction on its conversion into any foreign currency.

Operating activities

Net cash provided by operating activities during the three months period ended March 31, 2017, was $56 compared to net cash used by operation of $164,008 for the same period in 2016. This represents an increase of $164,064.

During the three months period ended March 31, 2017, the $56 cash provided was mainly resulted of cash used by net loss of $141,657, increased inventories of $158,544, increased advances to suppliers of $190,410, and decreased accounts payable of $122,404 while offset against cash provided by decreased trade receivables of $536,135 and increased other payables of $47,223.

During the three months period ended March 31, 2016, the $164,008 cash used was mainly resulted by net loss of $69,272, increased prepaid expenses of $41,787, decreased accounts payable of $82,466, while provided by decreased inventory of $55,017.

Investing Activities

Net cash provided by investing activities was $14,516 for the three month period ended March 31, 2017 as compared to the cash used by investing activities of $40,941 for the same period in 2016. Net cash used in investing activities increased was the result of disposal of short-term investment in this quarter.

Financing Activities:

Net cash provided by financing activities was $27,961 for the three month period ended March 31, 2017 compared to net cash provided of $297,127 for the same period in 2016. This change was primarily comprised of the increase in loans from related parties of $27,961 in the first quarter of 2017.

As of March 31, 2017, the Company had total assets of $1,603,124 and total liabilities of $1,808,906. Stockholder’s equity as of March 31, 2017 was negative $205,782 compared to a negative equity of $64,217 at December 31, 2016.

Off-Balance Sheet Arrangements and Contractual Obligations

As at March 31, 2017, our material off-balance sheet arrangements are operating lease obligations. We excluded these items from the balance sheet in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Operating lease commitments consist principally of leases for our office and warehouse. These leases frequently include options which permit us to extend the terms beyond the initial fixed lease term. With respect to most of those leases, we intend to renegotiate those leases as they expire.

ITEM 3: QUANTITATIVE AND QUALITAIVE DISCLOSURE ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4: CONTROLS AND PROCEDURES

Under the supervision and the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation as of March 31, 2017 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2017. Such conclusion reflects the identification of material weakness as follows: (1) lack of accounting proficiency of our chief financial officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (3) lack of control procedures that include multiple levels of review. Until we are able to remedy these material weaknesses, we have engaged third party consultants and accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None

ITEM 1A: RISK FACTORS

There have been no material changes to Sleepaid Holdings’ risk factors as previously disclosed in our most recent Form 10-K filing on March 31, 2017.

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

SLEEPAID HOLDING CO.

Date: May 18, 2017	By:	/s/ Tao Wang
Tao Wang
Chief Executive Officer

Date: May 18, 2017	By:	/s/ Riggs Cheung
Riggs Cheung
Chief Financial Officer
and Chief Accounting Officer

