Form 10-Q
period 2017-06-30
Sleepaid Holding Co.
filed 2017-08-14
CIK 1643319

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 14, 2017, the Registrant had 13,663,322 shares of common stock issued and outstanding.

SLEEPAID HOLDING CO.

PART I. FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENT

SLEEPAID HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Notes	June 30, 2017	December 31, 2016
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents		$87,975	$86,101
Trade receivable, net of allowance for doubtful accounts of $Nil for June 30, 2017 and $Nil for Dec 31, 2016		295,166	768,913
Short-term investments		-	14,377
Inventories, net		832,882	707,087
Advances to suppliers		148,238	79,921
Loans to related parties		-	-
Other receivables	7	57,956	59,517
Total current assets		1,422,217	1,715,916
Non-current assets:
Property, plant and equipment, net	4	18,729	21,059
Intangible assets	5	16,542	18,049
Total non-current assets		35,271	39,108

TOTAL ASSETS		$1,457,488	$1,755,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	6	$580,975	$725,976
Accrued expense		87,071	75,515
Advances from customer		58,319	54,112
Loans from related parties	13	789,975	761,101
Income tax payables		17,021	24,901
Other payables	8	235,131	177,636
Accrued salaries		222	-
Total current liabilities		1,768,714	1,819,241

TOTAL LIABILITIES		1,768,714	1,819,241

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 authorized; none issued and outstanding		-	-
Common stock, $0.001 par value, 65,000,000 authorized; 13,663,322 and 13,663,322 shares issued and outstanding, at June 30, 2017 and December 31, 2016 respectively		13,663	13,663
Additional paid-in capital		155,883	155,883
Accumulated other comprehensive (loss) income		(166,970)	(178,566)
(Accumulated loss)/ retained earnings		(313,802)	(55,197)

TOTAL STOCKHOLDERS’ EQUITY		(311,226)	(64,217)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$1,457,488	$1,755,024

See accompanying notes to unaudited consolidated financial statements

SLEEPAID HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

		(Unaudited)
		Three Months Ended June 30,
	Notes	2017	2016

Net revenue		$468,813	$363,149
Cost of sales		(372,286)	(274,045)
Gross profit		96,527	89,104

Operating expenses:
Selling expenses		67,368	24,979
General and administrative expenses		137,643	176,694
Total operating loss		205,011	201,673
(Loss) Income from operations		(108,484)	(112,569)

Non-operating income (expense):
Interest income		107	115
Interest expenses		(8,295)	-
Other income		-	1,814
Other expenses		(276)	(337)
Total non-operating income (expense)		(8,464)	1,592

(Loss) Income before income taxes		(116,948)	(110,977)
Income taxes		-	-
Net (loss) income		(116,948)	(110,977)

Comprehensive income statement:
Net (loss) income		(116,948)	(110,977)
Foreign currency translation adjustment		11,504	(13,914)
Comprehensive (Loss) Income		$(105,444)	$(124,891)

Basic (loss) earnings per share of common stock		$(0.0086)	$(0.0081)
Diluted (loss) earnings per share		$(0.0086)	$(0.0081)
Weighted average shares used in calculating loss per common stock – basic		13,663,322	13,663,322
Weighted average shares used in calculating loss per common stock – diluted		13,663,322	13,663,322

See accompanying notes to unaudited consolidated financial statements

 SLEEPAID HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

		(Unaudited)
		Six Months Ended June 30,
	Notes	2017	2016

Net revenue		$1,049,200	$995,721
Cost of sales		(823,310)	(739,527)
Gross profit		225,890	256,194

Operating expenses:
Selling expenses		156,893	84,169
General and administrative expenses		319,263	353,659
Total operating loss		476,156	437,828
(Loss) Income from operations		(250,266)	(181,634)

Non-operating income (expense):
Interest income		678	297
Interest expenses		(8,295)	-
Other income		9	1,814
Other expenses		(731)	(726)
Total non-operating income (expense)		(8,339)	1,385

(Loss) Income before income taxes		(258,605)	(180,249)
Income taxes	9	-	-
Net (loss) income		(258,605)	(180,249)

Comprehensive income statement:
Net (loss) income		(258,605)	(180,249)
Foreign currency translation adjustment		11,596	(10,451)
Comprehensive (Loss) Income		$(247,009)	$(190,700)

Basic (loss) earnings per share of common stock	12	$(0.0189)	$(0.0133)
Diluted (loss) earnings per share	12	$(0.0189)	$(0.0133)
Weighted average shares used in calculating loss per common stock – basic		13,663,322	13,531,198
Weighted average shares used in calculating loss per common stock – diluted		13,663,322	13,531,198

See accompanying notes to unaudited consolidated financial statements

SLEEPAID HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

		(Unaudited)
		Six Months Ended June 30,
	Notes	2017	2016
Cash flows provided by (used for) operating activities:
Net (loss) income	12	$(258,605)	$(180,249)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation		2,841	3,392
Consultancy fee		8,199	-
Accumulated amortization of intangible assets		1,903	-
Profit on Disposal of Assets		-	(1,814)
Changes in operating assets and liabilities:
Trade receivable		486,941	22,847
Inventories		(105,675)	8,339
Advances to suppliers		(65,273)	(80,447)
Other receivables		(683)	8,687
Prepaid expenses		(5,069)	(41,787)
Accounts payable		(161,758)	(42,277)
Other payables		51,744	505
Advances from customer		2,744	(17,444)
Tax payables		(8,413)	(11,932)
Accrued liabilities		10,796	(7,400)
Net cash (used for) provided by operating activities		(40,308)	(339,580)

Cash flows used for investing activities:
Purchases of property, plant and equipment		-	(40,961)
Proceeds from sale of PPE		-	2,754
Short-term investments		14,545	-
Net cash used for investing activities		14,545	(38,207)

Cash flows provided by (used for) financing activities:
Loans from related parties		25,524	206,393
Issuance of common stock		-	67,799
Net cash provided by (used for) financing activities		25,524	274,192

Net (decrease) increase in cash		(239)	(103,595)
Effect of foreign currency translation		2,113	(1,503)
Cash – beginning of period		86,101	184,010
Cash – end of period		$87,975	$78,912

Supplemental disclosures of cash flow information:
Interest paid		$(8,295)	$-
Issuance of 3,666,322 shares of common stock at $0.001 par value		$-	$67,799

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

The exchange rates used to translate amounts in HK$ and RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	6/30/2017	12/31/2016	6/30/2016
Six months and Year end HKD: USD exchange rate	7.8059	7.7565	7.7589
Average period and yearly HKD: USD exchange rate	7.7734	7.7622	7.7675

	6/30/2017	12/31/2016	6/30/2016
Six months and Year end RMB: USD exchange rate	6.7774	6.9557	6.6443
Average period and yearly RMB: USD exchange rate	6.8752	6.6433	6.5364

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

The FASB has issued Accounting Standards Update No. 2017-06, Plan Accounting: Defined Benefit Pension Plans (Topic 960); Defined Contribution Pension Plans (Topic 962); Health and Welfare Benefit Plans (Topic 965): Employee Benefit Plan Master Trust Reporting. The amendments relate primarily to the reporting by an employee benefit plan (a plan) for its interest in a master trust. A master trust is a trust for which a regulated financial institution (bank, trust company, or similar financial institution that is regulated, supervised, and subject to periodic examination by a state or federal agency) serves as a trustee or custodian and in which assets of more than one plan sponsored by a single employer or by a group of employers under common control are held.

The amendments are effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The amendments should be applied retrospectively to each period for which financial statements are presented. The amendments apply to reporting entities within the scope of Topic 960, Plan Accounting - Defined Benefit Pension Plans, Topic 962, Plan Accounting - Defined Contribution Pension Plans, or Topic 965, Plan Accounting - Health and Welfare Benefit Plans.

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(k) Recently implemented standards (continued)

Under Topic 960, investments in master trusts are presented in a single line item in the statement of net assets available for benefits. Similar guidance is not provided in Topic 962 or 965, which has resulted in diversity in practice. For each master trust in which a plan holds an interest, the amendments require a plan’s interest in that master trust and any change in that interest to be presented in separate line items in the statement of net assets available for benefits and in the statement of changes in net assets available for benefits, respectively.

Topics 960 and 962 require plans to disclose their percentage interest in the master trust and a list of the investments held by the master trust, presented by general type, within the plan’s financial statements. The amendments remove the requirement to disclose the percentage interest in the master trust for plans with divided interests and require that all plans disclose the dollar amount of their interest in each of those general types of investments.

Current U.S. GAAP does not require disclosure by plans of the master trust’s other assets and liabilities. Examples of those balances include amounts due from brokers for securities sold, amounts due to brokers for securities purchased, accrued interest and dividends, and accrued expenses. The amendments require all plans to disclose: (a) their master trust’s other asset and liability balances; and (b) the dollar amount of the plan’s interest in each of those balances.

Lastly, investment disclosures (e.g., those required by Topics 815 and 820) relating to 401(h) account assets are generally provided in both the defined benefit pension plan financial statements and the health and welfare benefit plan financial statements. Stakeholders noted that the disclosures are redundant. The amendments remove that redundancy and do not require that the investment disclosures relating to the 401(h) account assets be provided in the health and welfare benefit plan’s financial statements. The amendments will require the health and welfare benefit plan to disclose the name of the defined benefit pension plan in which those investment disclosures are provided, so that participants can easily access those statements for information about the 401(h) account assets, if needed.

The FASB has issued Accounting Standards Update (ASU) No. 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments apply to all employers, including not-for-profit entities, that offer to their employees defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715, Compensation — Retirement Benefits.

The amendments require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed.

The amendments also allow only the service cost component to be eligible for capitalization when applicable (e.g., as a cost of internally manufactured inventory or a self-constructed asset).

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(k) Recently implemented standards (continued)

The amendments are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. For other entities, the amendments are effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance.

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

(p) Operating lease rental

The Company did not have a lease that met the criteria of a capital lease. Leases that do not qualify as a capital lease are classified as an operating lease. Operating lease rental expenses included in selling, general and administrative expenses for the six months ended June 30, 2017 and 2016 were $35,777 and $33,907, respectively

(q) Selling expenses

Selling expenses include store-related expense, other than store occupancy costs, as well as advertising, depreciation and amortization, and certain expenses associated with operating the Company’s corporate headquarters.

(r) Advertising costs

The Company expensed all advertising costs as incurred. Advertising expenses, net of reimbursement from suppliers, amounted to $8,663 and $21,881 for the six months ended June 30, 2017 and 2016 respectively. Advertising expense is included in selling, general and administrative expense in the accompanying consolidated statements of income.

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

The total amounts for such employee benefits which were expensed were $14,747 and $21,277 for the six months ended June 30, 2017 and 2016, respectively.

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

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially expose the company to concentrations of credit risk, consists of cash and accounts receivable as of June 30, 2017 and December 31, 2016. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure sound collections and minimize credit losses exposure.

As of June 30, 2017 and December 31, 2016, the Company’s bank deposits conducted with banks in the PRC where there is currently no rule or regulation mandated on obligatory insurance of bank accounts.

For the six months ended June 30, 2017 and year ended December 31, 2016, all of the Company’s sales were generated from the PRC.

The maximum amount of loss exposure due to credit risk that the Company would bear if the counter parties of the financial instruments failed to perform represents the carrying amount of each financial asset on the balance sheet.

Normally, the Company does not require collateral from customers or debtors.

Accounts Receivable：

Customer	As at June 30, 2017		As at December 31, 2016
A	$151,905	51%	$372,009	48%
B	37,576	13%	196,915	26%
C	26,023	9%	36,323	5%
D	17,526	6%	32,249	4%
Total	$233,030	79%	$637,596	83%

Accounts Payable：

Supplier	As at June 30, 2017		As at December 31, 2016
A	$171,468	30%	$167,075	23%
B	159,171	27%	155,093	21%
C	47,998	8%	118,124	16%
D	43,785	8%	64,696	9%
E	40,297	7%	46,768	6%
Total	$462,719	80%	$551,756	75%

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. PROPERTY, PLANT AND EQUIPMENT, NET

Details of property, plant and equipment are as follows:

	June 30, 2017	December 31, 2016
At cost
Furniture and fixtures	$7,917	$7,714
Office equipments	20,886	20,385
Motor vehicles	24,345	23,722
	53,148	51,821
Less: accumulated depreciation	(34,419)	(30,762)
	$18,729	$21,059

Depreciation expense included in the general and administrative expenses for the six months ended June 30, 2017 and 2016 were $2,841 and $3,392 respectively.

Depreciation expense for the three months ended June 30, 2017 and 2016 were $1,340 and $1,520 respectively.

NOTE 5. INTANGIBLE ASSETS

Intangible assets, net comprise the following:

	June 30, 2017	December 31, 2016
At cost
Trademark	$1,537	$1,548
Computer software	20,323	19,801
	21,860	21,349
Less: accumulated depreciation	(5,318)	(3,300)
	$16,542	$18,049

Amortization expense included in the general and administrative expenses for the six months ended June 30, 2017 and 2016 were $1,903 and $Nil respectively.

Amortization expense included in the general and administrative expenses for the three months ended June 30, 2017 and 2016 were $953 and $Nil respectively.

NOTE 6. ACCOUNT PAYABLES

Account payables were comprised of the following:

	June 30, 2017	December 31, 2016

Trade payables	$580,975	$725,976

NOTE 7. OTHER RECEIVABLES

Other receivables were comprised of the following:

	June 30, 2017	December 31, 2016

Disbursement and advances to employees	$13,558	$12,536
Deposit paid	44,398	46,981
	$57,956	$59,517

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. OTHER PAYABLES

Other payables were comprised of the following:

	June 30, 2017	December 31, 2016

Loan advances from unrelated parties	$210,613	$170,712
Deposit received	8,853	6,644
Sundries	15,665	280
	$235,131	$177,636

NOTE 9. INCOME TAXES

The Company is subject to the Federal Income tax rate of 34% and Hong Kong profits tax rate of 16.5%. No provision for income taxes in the United States and Hong Kong or elsewhere has been made as the Company had no taxable income for the six-months ended June 30, 2017 and year ended December 31, 2016.

A reconciliation of the provision for income taxes with amount determined by applying the statutory Federal income tax rate of 34% to income before income taxes is as follow:

	June 30, 2017	December 31, 2016
(Loss) Profit before income tax	$(14,199)	$(50,915)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable income	$(14,199)	$(50,915)
Federal Income Tax rate	34%	34%
Current tax credit	$4,828	$17,311
Less: Valuation allowance	(4,828)	(17,311)
Income tax expenses	$-	$-

A reconciliation of the provision for income taxes with amounts determined by applying the Hong Kong profit rate of 16.5% to income before income taxes is as follows:

	June 30, 2017	December 31, 2016
Profit (Loss) before income tax	$(31,285)	$(55,135)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable income	$(31,285)	$(55,135)
Hong Kong Profit Tax rate	16.5%	16.5%
Current tax credit	$5,162	$9,100
Less: Valuation allowance	(5,162)	(9,100)
Income tax expenses	$-	$-

Sleepaid Household and Yuewin were incorporated in the PRC and are subjected to income taxes under the current laws of the PRC. The EIT rate of PRC was 25% for the six-months and year ended June 30, 2017 and December 31, 2016.

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. INCOME TAXES (CONTINUED)

Profit (loss) before income tax of $(213,121) and $(58,295) for the six-months and year ended June 30, 2017 and December 31, 2016, respectively, were attributed to operations in China. The income tax expenses consisted of the following:

	June 30, 2017	December 31, 2016
Profit (Loss) before income tax	$(213,121)	$(58,295)
Temporary Difference	-	69,312
Permanent Difference	-	(6,609)
Taxable income	$(213,121)	$4,408
China Enterprise Income Tax rate	25%	25%
Current tax credit	$53,280	$1,102
Less: Valuation allowance	(53,280)	-
Income tax expenses	$-	$1,102

No deferred tax has been provided as there are no material temporary differences arising during the six-months and year ended June 30, 2017 and December 31, 2016.

NOTE 10. COMMITMENTS AND CONTINGENCIES

The Company has operating lease agreements for office premises, which expiring through December 31, 2017. Future minimum rental payments under agreements classified as operating leases with non-cancellable terms for the next one year and thereafter as follows:

December 31,	June 30, 2017	2016

2017	10,181	41,546
2018 and thereafter	-	-
	$10,181	$41,546

Rental expense, for the six-months ended June 30, 2017 and 2016 were $35,777 and $22,949 respectively.

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

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. NET INCOME (LOSS) PER SHARE

A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share (“EPS”) is provided as follows:

	June 30, 2017	June 30, 2016
Numerator
Net (loss)/income	$(258,605)	$(180,249)

Denominator
Weighted average shares – Basic EPS	13,663,322	13,531,198
Weighted average shares – Diluted EPS	13,663,322	13,531,198

Net income (loss) per share – Basic and Diluted
EPS – basic and diluted	$(0.019)	$(0.013)

NOTE 13. RELATED PARTY TRANSACTIONS

Related party transactions comprised of loans from related parties and from director by director current account. As of June 30, 2017 and December 31, 2016, the loans from related parties were $789,975 and $761,101; All of these loans were provided for the Company’s working capital, did not have collateral, bear no interest and repayable on demand.

Detailed loans from related parties are listed as below:

	June 30, 2017	December 31, 2016

Cheung, Kuen Harry (a)	$490,191	$460,306
Cheung, Hang Dennis (b)	48,691	48,104
Yugosu International Limited (c)	251,093	252,691

Total loans from related parties	$789,975	$761,101

(a)	Major shareholders of Amax Deluxe Ltd (major shareholder of Sleepaid Holding Co.)
(b)	Close family member of Cheung Kuen, Harry.
(c)	With common shareholder Cheung Kuen, Harry

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. GOING CONCERN

As of June 30, 2017, the Company has accumulated deficits of $313,802, and its current liabilities exceed its current assets resulting in negative working capital of $346,497. In view of the matters described above, recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company’s ability to raise additional financing and to succeed in its future operations. The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 15. SUBSEQUENT EVENTS

The Company has evaluated all other subsequent events through August 14, 2017, the date these financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

Subsequent the period ended June 30, 2017, the Company (“the defendant”) has a lawsuit with Zhangjiagang Coolist Life Technology Co., Ltd. (“the plaintiff”) regarding the unpaid amount for the goods purchased from the plaintiff. No provision has been made for any material loss that is probable from the lawsuit currently pending (Case No. (2017) 粵0113民初字683號).

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

Overview

Our principle line of business is developing, producing and selling our mattress, pillow, and bedding products. In the six months ended June 30, 2017, the retail industry in China had not yet recovered and competition was furious. Traditional retail share has been eaten by E-commerce platform trading and O2O business. We are continuous in restructuring and modifying our business by rearrangement of our marketing resources to our brand and widen our products range and sourcing for new health enhancement products, and also involving more trading via the E-Commerce channel.

Adapting to the current market situation, our company changed the sales strategy, doing more promotion and kicked started to our O2O marketing channel, so that we can still control the decline of our sales volume. In the six months ended June 30, 2017, our total revenue was $1,049,200. Of this total revenue, the revenue generated by our self-managed store was $684,007, the revenue generated by the franchised stores totaled $61,294, the revenue generated by direct sales was totaled $222,129, and the revenue generated by E-commerce sales was $81,770. Our revenues by brand for the six months ended June 30, 2017 were as follows: Revenue of SleepAid was $224,135, BEMCO was $805,762, and Whinny was $19,303.

Result of the Three months ended June 30, 2017 and 2016

Net Revenue

In the three months ended June 30, 2017, our revenue was $468,813, compared to $363,149 the same period in 2016. In three months ended, the revenue increased by 29.1% from the same period in 2016. The revenue generated by our self-managed store was $306,637, by the franchised stores was $57,003, by the direct sales was $23,403, and E-commerce sales was 81,770. Our revenues by brand for the three months ended June 30, 2017 were as follows: Revenue of SleepAid was $25,185, BEMCO was $424,325 and Whinny was $19,303. Because of the effective special promotion campaign on our self-managed stores, we record a significant increase in the quarterly sales turnover.

Cost of Sales

In the three months ended June 30, 2017, the cost was $372,286 compared to the same period in 2016 increased 35.85% from $274,045. The change of cost of sales reflects an increasing rate more than that of the increase rate in revenue. This was caused by the special promotion campaign on our self-managed stores with lower profit margin ratio to simulate generating more revenue during this slowed down retail business.

Selling expense

In the three months ended June 30, 2017 and 2016, the selling expense was $67,368 and $24,979 respectively. The increase of 169.7% which reflected that spending ratio to sales volume was increasing to defend against the slow economy and more promotion activities to stimulate more revenue.

General and administrative expense

General and administrative expense for the three months ended June 30, 2017 was $137,643 compared to the same period in 2016 decrease 22.1% from $176,694, the decrease was attributed to our management continuous to work hard in controlling the general and administration expenses.

Income Tax

During the three months ended June 30, 2017 and 2016, the company incurred no tax and its subsidiary has paid $Nil and $Nil tax respectively as a foreign corporation.

Net Loss

The Company recorded a net loss of $116,948 for the three months ended June 30, 2017 compared to the net loss of $110,977 for the same period in 2016. The net loss increased by 5.38%. This continuous decline was due to the slowdown of retail market with resulted of significant decrease in gross profit with the increase in selling expenses.

Interest expenses

In the three months ended June 30, 2017 and 2016, the interest expenses was $8,295 and $Nil respectively. The increased of interest expenses was caused by the company pay to Yugosu International Limited in this quarter.

Result of the Six months ended June 30, 2017 and 2016

Net Revenue

In the six months ended June 30, 2017, our revenue was $1,049,200, compared to $995,721 the same period in 2016. In six months ended, the revenue increased by 5.37% from the same period in 2016. The revenue generated by our self-managed store was $684,007, by the franchised stores was $61,294, by the direct sales was $222,129, and by the E-commerce sales was $81,770. Our revenues by brand for the six months ended June 30, 2017 were as follows: Revenue of SleepAid was $224,135, BEMCO was $805,762 and Whinny was $19,303. Because of the effective special promotion campaign on our self-managed stores, we record a significant increase in the half year sales turnover.

Cost of Sales

In the six months ended June 30, 2017, the cost was $823,310 compared to the same period in 2016 increased 11.33% from $739,527. The change of cost of sales reflects an increasing rate more than that of the increase rate in revenue. This was caused by the special promotion campaign on our self-managed stores with lower profit margin ratio to simulate generating more revenue during this slowed down retail business.

Selling expense

In the six months ended June 30, 2017 and 2016, the selling expense was $156,893 and $84,169 respectively. The increase of 86.4% which reflected that spending ratio to sales volume was increasing in order to defend against the slow economy and more promotion activities to stimulate more revenue.

General and administrative expense

General and administrative expense for the six months ended June 30, 2017 was $319,263 compared to the same period in 2016 decrease 9.73% from $353,659, the decrease was attributed to our management continuous to work hard in controlling the general and administration expenses.

Income Tax

During the six months ended June 30, 2017 and 2016, the company incurred no tax and its subsidiary has paid $Nil and $Nil tax respectively as a foreign corporation.

Net Loss

The Company recorded a net loss of $258,605 for the six months ended June 30, 2017 compared to the net loss of $180,249 for the same period in 2016. The net loss increased by 43.47%. This continuous decline was due to the slowdown of retail market with resulted of significant decrease in gross profit with the increase in selling expenses.

Interest expenses

In the six months ended June 30, 2017 and 2016, the interest expenses was $8,295 and $Nil respectively. The increased of interest expenses was caused by the company pay to Yugosu International Limited in the half year.

Liquidity and Capital Resources

The Company’s liquidity and capital is dependent on the company continuing to increase its revenues and the capital it can raise to continue the Company’s development and expansion of its product lines. The Company estimates that its current and available capital resources are sufficient to fund its planned operations through the third quarter of 2017.

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

At June 30, 2017, the Company had negative working capital of ($346,497) with current assets of $1,422,217 and current liabilities of $1,768,714. The current assets consisted cash and cash equivalents of $87,975, inventory of $832,882, trade receivables of $295,166, advance to supplies of $148,238, and other receivables of $57,956. The current liabilities of the Company as at June 30, 2017 were composed of accounts payable of $580,975, accrued expenses of $87,071, loans from related parties of $789,975, advances from customer of $58,319, tax payable of $17,021, other payable of $235,131, and accrued salaries of $222.

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

Operating activities

Net cash used by operating activities during the six months period ended June 30, 2017, was $40,308 compared to net cash used by operation of $339,580 for the same period in 2016. This represents a decrease of $299,272.

During the six months period ended June 30, 2017, the $40,308 cash used was mainly resulted of cash used by net loss of $258,605, decreased inventories of $105,675, decreased advances to suppliers of $65,273, and decreased accounts payable of $161,758 while offset against cash provided by increased trade receivables of $486,941 and increased other payables of $51,744.

During the six months period ended June 30, 2016, the $339,580 cash used was mainly resulted by net loss of $180,249, increased advances to suppliers of $80,447, increased prepaid expenses of $41,787 and decreased accounts payable of $42,777.

Investing Activities

Net cash provided by investing activities was $14,545 for the six month period ended June 30, 2017 as compared to the cash used by investing activities of $38,207 for the same period in 2016. Net cash used in investing activities increased was the result of disposal of short-term investment.

Financing Activities:

Net cash provided by financing activities was $25,524 for the six month period ended June 30, 2017 compared to net cash provided of $274,192 for the same period in 2016. This change was primarily due to comparatively lesser cash provided from related parties in the half year of 2017.

As of June 30, 2017, the Company had total assets of $1,457,488 and total liabilities of $1,768,714. Stockholder’s equity as of June 30, 2017 was negative $311,226 compared to a negative equity of $64,217 at December 31, 2016.

Off-Balance Sheet Arrangements and Contractual Obligations

As at June 30, 2017, our material off-balance sheet arrangements are operating lease obligations. We excluded these items from the balance sheet in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Operating lease commitments consist principally of leases for our office and warehouse. These leases frequently include options which permit us to extend the terms beyond the initial fixed lease term. With respect to most of those leases, we intend to renegotiate those leases as they expire.

ITEM 3: QUANTITATIVE AND QUALITAIVE DISCLOSURE ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4: CONTROLS AND PROCEDURES

Under the supervision and the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation as of June 30, 2017 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2017. Such conclusion reflects the identification of material weakness as follows: (1) lack of accounting proficiency of our chief financial officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (3) lack of control procedures that include multiple levels of review. Until we are able to remedy these material weaknesses, we have engaged third party consultants and accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

The Company (“the defendant”) has a lawsuit with Zhangjiagang Coolist Life Technology Co., Ltd. (“the plaintiff”) regarding the unpaid amount for the goods purchased from the plaintiff. No provision has been made for any material loss that is probable from the lawsuit currently pending (Case No. (2017) 粵0113民初字683號). Except from the issue mentioned, there being no other legal proceedings

ITEM 1A: RISK FACTORS.

There have been no material changes to Sleepaid Holdings’ risk factors as previously disclosed in our most recent Form 10-K filing on March 31, 2017.

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY DISCLOSURES.

None

ITEM 5: OTHER INFORMATION.

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

SLEEPAID HOLDING CO.

Date: August 14, 2017	By:	/s/ Tao Wang
Tao Wang
Chief Executive Officer

Date: August 14, 2017	By:	/s/ Riggs Cheung
Riggs Cheung
Chief Financial Officer and Chief Accounting Officer

