Form 10-Q
period 2017-09-30
Sleepaid Holding Co.
filed 2017-11-14
CIK 1643319

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-55446

SLEEPAID HOLDING CO.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	47-3785730
(State of Incorporation)	(IRS Employer Identification No.)

Rm 10, 1/F., Wellborne Commercial Centre 8 JavaRoad, North Point Hong Kong
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

As of November 14, 2017, the Registrant had 13,663,322 shares of common stock issued and outstanding.

SLEEPAID HOLDING CO.

PART I. FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENT

SLEEPAID HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Notes	September 30, 2017	December 31, 2016
ASSETS		(Unaudited)
Current assets:
Cash and cash equivalents		$85,217	$86,101
Trade receivable, net of allowance for doubtful accounts of $Nil for Sept 30, 2017 and $Nil for Dec 31, 2016		276,151	768,913
Short-term investments		-	14,377
Inventories, net		847,206	707,087
Advances to suppliers		72,573	79,921
Other receivables	7	66,254	59,517
Total current assets		1,347,401	1,715,916
Non-current assets:
Property, plant and equipment, net	4	16,902	21,059
Intangible assets	5	15,834	18,049
Total non-current assets		32,736	39,108

TOTAL ASSETS		$1,380,137	$1,755,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	6	$641,273	$725,976
Accrued expense		104,491	75,515
Advances from customer		70,129	54,112
Loans from related parties	13	763,795	761,101
Income tax payables		13,760	24,901
Other payables	8	243,209	177,636
Accrued salaries		228	-
Total current liabilities		1,836,885	1,819,241

TOTAL LIABILITIES		1,836,885	1,819,241

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 authorized; none issued and outstanding		-	-
Common stock, $0.001 par value, 65,000,000 authorized; 13,663,322 and 13,663,322 shares issued and outstanding, at September 30, 2017 and December 31, 2016 respectively		13,663	13,663
Additional paid-in capital		155,883	155,883
Accumulated other comprehensive (loss) income		(159,228)	(178,566)
(Accumulated loss)/ retained earnings		(467,066)	(55,197)
TOTAL STOCKHOLDERS’ EQUITY		(456,748)	(64,217)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$1,380,137	$1,755,024

See accompanying notes to unaudited consolidated financial statements

SLEEPAID HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

		(Unaudited)
		Three Months Ended Sept 30,
	Notes	2017	2016

Net revenue		$326,454	$488,892
Cost of sales		(280,277)	(383,270)
Gross profit		46,177	105,622

Operating expenses:
Selling expenses		70,949	26,939
General and administrative expenses		125,992	165,797
Total operating loss		196,941	192,736
(Loss) Income from operations		(150,764)	(87,114)

Non-operating income (expense):
Interest income		46	74
Interest expenses		(2,463)	-
Other expenses		(83)	(179)
Total non-operating income (expense)		(2,500)	(105)

(Loss) Income before income taxes		(153,264)	(87,219)
Income taxes		-	-
Net (loss) income		(153,264)	(87,219)

Comprehensive income statement:
Net (loss) income		(153,264)	(87,219)
Foreign currency translation adjustment		7,742	(1,707)
Comprehensive (Loss) Income		$(145,522)	$(88,926)

Basic (loss) earnings per share of common stock		(1.12 cents )	(0.64 cents )
Diluted (loss) earnings per share		(1.12 cents )	(0.64 cents )
Weighted average shares used in calculating loss per common stock – basic		13,663,322	13,663,322
Weighted average shares used in calculating loss per common stock – diluted		13,663,322	13,663,322

See accompanying notes to unaudited consolidated financial statements

SLEEPAID HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

		(Unaudited)
		Nine Months Ended Sept 30,
	Notes	2017	2016

Net revenue		$1,375,654	$1,484,613
Cost of sales		(1,103,587)	(1,122,797)
Gross profit		272,067	361,816

Operating expenses:
Selling expenses		227,842	111,108
General and administrative expenses		445,255	519,456
Total operating loss		673,097	630,564
(Loss) Income from operations		(401,030)	(268,748)

Non-operating income (expense):
Interest income		724	371
Interest expenses		(10,758)	-
Other income		9	1,802
Other expenses		(814)	(893)
Total non-operating income (expense)		(10,839)	1,280

(Loss) Income before income taxes		(411,869)	(267,468)
Income taxes	9	-	-
Net (loss) income		(411,869)	(267,468)

Comprehensive income statement:
Net (loss) income		(411,869)	(267,468)
Foreign currency translation adjustment		19,338	(12,158)
Comprehensive (Loss) Income		$(392,531)	$(279,626)

Basic (loss) earnings per share of common stock	12	(3.01 cents )	(1.96 cents )
Diluted (loss) earnings per share	12	(3.01 cents )	(1.96 cents )
Weighted average shares used in calculating loss per common stock – basic		13,663,322	13,622,144
Weighted average shares used in calculating loss per common stock – diluted		13,663,322	13,622,144

See accompanying notes to unaudited consolidated financial statements

SLEEPAID HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

		(Unaudited)
		Nine Months Ended Sept 30,
	Notes	2017	2016
Cash flows provided by (used for) operating activities:
Net (loss) income	12	$(411,869)	$(267,468)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation		4,990	6,914
Consultancy fee		11,935	-
Accumulated amortization of intangible assets		2,883	-
Profit on Disposal of Assets		-	(1,802)
Changes in operating assets and liabilities:
Trade receivable		515,700	(1,718)
Inventories		(105,741)	20,781
Advances to suppliers		10,715	(47,512)
Other receivables		(16,905)	(23,568)
Accounts payable		(114,881)	(23,309)
Other payables		55,862	86,139
Advances from customer		13,267	22,660
Tax payables		(11,991)	(15,337)
Accrued liabilities		27,130	(7,246)
Net cash (used for) provided by operating activities		(18,905)	(251,466)
Cash flows used for investing activities:
Purchases of property, plant and equipment		-	(42,435)
Proceeds from sale of PPE		-	2,735
Short-term investments		14,690	-
Net cash used for investing activities		14,690	(39,700)
Cash flows provided by (used for) financing activities:
Loans from related parties		(174)	219,536
Issuance of common stock		-	67,799
Net cash provided by (used for) financing activities		(174)	287,335

Net (decrease) increase in cash		(4,389)	(3,832)
Effect of foreign currency translation		3,505	(3,771)
Cash – beginning of period		86,101	184,010
Cash – end of period		$85,217	$176,408
Supplemental disclosures of cash flow information:
Interest paid		$(10,758)	$-
Issuance of 3,666,322 shares of common stock at $0.001 par value		$-	$67,799

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

________

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

The exchange rates used to translate amounts in HK$ and RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	9/30/2017	12/31/2016	9/30/2016
Nine months and Year end HKD: USD exchange rate	7.8116	7.7565	7.7550
Average period and yearly HKD: USD exchange rate	7.7872	7.7622	7.7658

	9/30/2017	12/31/2016	9/30/2016
Nine months and Year end RMB: USD exchange rate	6.6549	6.9557	6.6702
Average period and yearly RMB: USD exchange rate	6.8073	6.6433	6.5809

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

The FASB has issued Accounting Standards Update (ASU) No. 2017-09, Compensation—Stock Compensation (Topic 718) — Scope of Modification Accounting. ASU 2017-09 applies to entities that change the terms or conditions of a share-based payment award.

The FASB adopted ASU 2017-09 to provide clarity and reduce diversity in practice as well as cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to the modification of the terms and conditions of a share-based payment award.

Diversity in practice has arisen in part because some entities apply modification accounting under Topic 718 for modifications to terms and conditions that they consider substantive, but do not when they conclude that particular modifications are not substantive. Others apply modification accounting for any change to an award, except for changes that they consider purely administrative in nature. Still others apply modification accounting when a change to an award changes the fair value, the vesting, or the classification of the award. In practice, it appears that the evaluation of a change in fair value, vesting, or classification may be used to evaluate whether a change is substantive.

Although the Master Glossary of the FASB Accounting Standards Codification™ currently defines the term modification as “a change in any of the terms or conditions of a share-based payment award,” Topic 718 does not contain guidance on what changes are substantive or purely administrative.

The amendments in ASU 2017-09 include guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718.

These amendments require the entity to account for the effects of a modification unless all of the following conditions are met:

•	The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or value using an alternative measurement method) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification;

•	The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and

•	The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified.

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(k) Recently implemented standards (continued)

The amendments are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017.

Early adoption is permitted, including adoption in any interim period for: (a) public business entities for reporting periods for which financial statements have not yet been issued, and (b) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments should be applied prospectively to an award modified on or after the adoption date.

The FASB has issued Accounting Standards Update (ASU) No. 2017-13.This ASU adds, amends, and supersedes SEC paragraphs of the Accounting Standards Codification (ASC) related to the adoption and transition provisions of ASU No. 2014-09, Revenue From Contracts with Customers and ASU 2016-02, Leases, for public business entities. The ASU is titled ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.

ASU 2017-13 codifies portions of an SEC Staff Announcement made at the July 20, 2017 Emerging Issues Task Force (EITF) meeting essentially delaying the effective date of the revenue recognition and leases standards for a subset of public entities . The SEC Observer made the following SEC Staff Announcement, “Transition Related to Accounting Standards Updates No. 2014-09 and 2016-02,” at the July 20, 2017 EITF meeting:

The SEC staff would not object to a public business entity that otherwise would not meet the definition of a public business entity except for a requirement to include or the inclusion of its financial statements or financial information in another entity’s filing with the SEC adopting (1) ASC Topic 606, Revenue from Contracts with Customers for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019, and (2) ASC Topic 842, Leases for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020.

A public business entity that otherwise would not meet the definition of a public business entity except for a requirement to include or the inclusion of its financial statements or financial information in another entity’s filing with the SEC may still elect to adopt ASC Topic 606 and ASC Topic 842 according to the public business entity effective dates.

This announcement is applicable only to public business entities that otherwise would not meet the definition of a public business entity except for a requirement to include or the inclusion of its financial statements or financial information in another entity’s filing with the SEC. This announcement is not applicable to other public business entities.

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

(p) Operating lease rental

The Company did not have a lease that met the criteria of a capital lease. Leases that do not qualify as a capital lease are classified as an operating lease. Operating lease rental expenses included in selling, general and administrative expenses for the nine months ended Sept 30, 2017 and 2016 were $50,571 and $49,136, respectively

(q) Selling expenses

Selling expenses include store-related expense, other than store occupancy costs, as well as advertising, depreciation and amortization, and certain expenses associated with operating the Company’s corporate headquarters.

(r) Advertising costs

The Company expensed all advertising costs as incurred. Advertising expenses, net of reimbursement from suppliers, amounted to $8,749 and $22,953 for the nine months ended Sept 30, 2017 and 2016 respectively. Advertising expense is included in selling, general and administrative expense in the accompanying consolidated statements of income.

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

The total amounts for such employee benefits which were expensed were $22,351 and $30,139 for the nine months ended Sept 30, 2017 and 2016, respectively.

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

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially expose the company to concentrations of credit risk, consists of cash and accounts receivable as of Sept 30, 2017 and December 31, 2016. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure sound collections and minimize credit losses exposure.

As of Sept 30, 2017 and December 31, 2016, the Company’s bank deposits conducted with banks in the PRC where there is currently no rule or regulation mandated on obligatory insurance of bank accounts.

For the nine months ended Sept 30, 2017 and year ended December 31, 2016, all of the Company’s sales were generated from the PRC.

The maximum amount of loss exposure due to credit risk that the Company would bear if the counter parties of the financial instruments failed to perform represents the carrying amount of each financial asset on the balance sheet.

Normally, the Company does not require collateral from customers or debtors.

Accounts Receivable:

Customer	As at Sept 30, 2017		As at December 31, 2016
A	$139,675	51%	$372,009	48%
B	38,218	14%	196,915	26%
C	24,454	9%	36,323	5%
D	15,207	6%	32,249	4%
Total	$217,554	80%	$637,596	83%

Accounts Payable:

Supplier	As at Sept 30, 2017		As at December 31, 2016
AA	$174,625	27%	$167,075	23%
BB	162,101	25%	155,093	21%
CC	96,497	15%	118,124	16%
DD	48,881	8%	64,696	9%
EE	46,502	7%	46,768	6%
Total	$528,606	82%	$551,756	75%

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. PROPERTY, PLANT AND EQUIPMENT, NET

Details of property, plant and equipment are as follows:

	Sept 30, 2017	December 31, 2016
At cost
Furniture and fixtures	$8,062	$7,714
Office equipment	21,249	20,385
Motor vehicles	24,794	23,722
	54,105	51,821
Less: accumulated depreciation	(37,203)	(30,762)
	$16,902	$21,059

Depreciation expense included in the general and administrative expenses for the nine months ended Sept 30, 2017 and 2016 were $4,990 and $6,914 respectively.

Depreciation expense for the three months ended Sept 30, 2017 and 2016 were $2,149 and $3,522 respectively.

NOTE 5. INTANGIBLE ASSETS

Intangible assets, net comprise the following:

	Sept 30, 2017	December 31, 2016
At cost
Trademark	$1,537	$1,548
Computer software	20,697	19,801
	22,234	21,349
Less: accumulated depreciation	(6,400)	(3,300)
	$15,834	$18,049

Amortization expense included in the general and administrative expenses for the nine months ended Sept 30, 2017 and 2016 were $2,883 and $Nil respectively.

Amortization expense included in the general and administrative expenses for the three months ended Sept 30, 2017 and 2016 were $980 and $Nil respectively.

NOTE 6. ACCOUNT PAYABLES

Account payables were comprised of the following:

	Sept 30, 2017	December 31, 2016

Trade payables	$641,273	$725,976

NOTE 7. OTHER RECEIVABLES

Other receivables were comprised of the following:

	Sept 30, 2017	December 31, 2016

Disbursement and advances to employees	$19,919	$12,536
Deposit paid	46,335	46,981
	$66,254	$59,517

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. OTHER PAYABLES

Other payables were comprised of the following:

	Sept 30, 2017	December 31, 2016

Loan advances from unrelated parties	$218,247	$170,712
Deposit received	9,016	6,644
Sundries	15,946	280
	$243,209	$177,636

NOTE 9. INCOME TAXES

The Company is subject to the Federal Income tax rate of 34% and Hong Kong profits tax rate of 16.5%. No provision for income taxes in the United States and Hong Kong or elsewhere has been made as the Company had no taxable income for the nine-months ended September 30, 2017 and year ended December 31, 2016.

A reconciliation of the provision for income taxes with amount determined by applying the statutory Federal income tax rate of 34% to income before income taxes is as follow:

	Sept 30, 2017	December 31, 2016
Loss before income tax	$(20,935)	$(50,915)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable income	$(20,935)	$(50,915)
Federal Income Tax rate	34%	34%
Current tax credit	$7,118	$17,311
Less: Valuation allowance	(7,118)	(17,311)
Income tax expenses	$-	$-

A reconciliation of the provision for income taxes with amounts determined by applying the Hong Kong profit rate of 16.5% to income before income taxes is as follows:

	Sept 30, 2017	December 31, 2016
Loss before income tax	$(42,014)	$(55,135)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable income	$(42,014)	$(55,135)
Hong Kong Profit Tax rate	16.5%	16.5%
Current tax credit	$6,932	$9,100
Less: Valuation allowance	(6,932)	(9,100)
Income tax expenses	$-	$-

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. INCOME TAXES (CONTINUED)

Sleepaid Household and Yuewin were incorporated in the PRC and are subjected to income taxes under the current laws of the PRC. The EIT rate of PRC was 25% for the nine-months and year ended September 30, 2017 and December 31, 2016.

Loss before income tax of $(213,121) and $(58,295) for the nine-months and year ended Sept 30, 2017 and December 31, 2016, respectively, were attributed to operations in China. The income tax expenses consisted of the following:

	Sept 30, 2017	December 31, 2016
Loss before income tax	$(348,920)	$(58,295)
Temporary Difference	-	69,312
Permanent Difference	-	(6,609)
Taxable income	$(348,920)	$4,408
China Enterprise Income Tax rate	25%	25%
Current tax credit	$87,230	$1,102
Less: Valuation allowance	(87,230)	-
Income tax expenses	$-	$1,102

No deferred tax has been provided as there are no material temporary differences arising during the nine-months and year ended September 30, 2017 and December 31, 2016.

NOTE 10. COMMITMENTS AND CONTINGENCIES

The Company has operating lease agreements for office premises, which expiring through December 31, 2017. Future minimum rental payments under agreements classified as operating leases with non-cancellable terms for the next one year and thereafter as follows:

	Sept 30, 2017	December 31, 2016
2017	$7,602	$41,546
2018 and thereafter	-	-
	$7,602	41,546

Rental expense, for the nine-months ended Sept 30, 2017 and 2016 were $50,571 and $34,610 respectively.

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

NOTE 12. NET INCOME (LOSS) PER SHARE

A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share (“EPS”) is provided as follows:

	Sept 30, 2017		Sept 30, 2016
Numerator
Net (loss)/income	$(411,869)		$(267,468)

Denominator
Weighted average shares – Basic EPS	13,663,322		13,622,144
Weighted average shares – Diluted EPS	13,663,322		13,622,144

Net income (loss) per share – Basic and Diluted
EPS - basic and diluted	(3.01 cents	)	(1.96 cents	)

NOTE 13. RELATED PARTY TRANSACTIONS

Related party transactions comprised of loans from related parties and from director by director current account. As of Sept 30, 2017 and December 31, 2016, the loans from related parties were $763,795 and $761,101; All of these loans were provided for the Company’s working capital, did not have collateral, bear no interest and repayable on demand.

Detailed loans from related parties are listed as below:

	Sept 30, 2017	December 31, 2016

Cheung, Kuen Harry (a)	$463,299	$460,306
Cheung, Hang Dennis (b)	49,588	48,104
Yugosu International Limited (c)	250,908	252,691

Total loans from related parties	$763,795	$761,101

________

(a)	Major shareholders of Amax Deluxe Ltd (major shareholder of Sleepaid Holding Co.)
(b)	Close family member of Cheung Kuen, Harry.
(c)	With common shareholder Cheung Kuen, Harry

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. GOING CONCERN

As of Sept 30, 2017, the Company has accumulated deficits of $467,066, and its current liabilities exceed its current assets resulting in negative working capital of $489,484. In view of the matters described above, recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company's ability to raise additional financing and to succeed in its future operations. The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 15. SUBSEQUENT EVENTS

The Company has evaluated all other subsequent events through November 14, 2017, the date these financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

Subsequent the period ended September 30, 2017, a lawsuit is still remain under proceedings between the Company (“the defendant”) and Zhangjiagang Coolist Life Technology Co., Ltd. (“the plaintiff”) regarding the unpaid amount for the goods purchased from the plaintiff. No provision has been made for any material loss that is probable from the lawsuit currently pending (Case No. (2017) 粵0113民初字683號). Under the latest instruction from the court, both parties are suggested to conclude for a settlement between the parties by the end of October 2017. If such settlement cannot be concluded, the court will carry out the final judgement procedures in the next two months.

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

Overview

Our principle line of business is developing, producing and selling our mattress, pillow, and bedding products. In the nine months ended Sept 30, 2017, the retail industry in China had not yet recovered and competition was furious. Traditional retail share has been eaten by E-commerce platform trading and O2O business. We are continuous in restructuring and modifying our business by rearrangement of our marketing resources to our brand and widen our products range and sourcing for new health enhancement products, and also involving more trading via the E-Commerce channel.

Adapting to the current market situation, our company changed the sales strategy, doing more promotion and kicked started to our O2O marketing channel, so that we can still control the decline of our sales volume. In the nine months ended Sept 30, 2017, our total revenue was $1,375,654. Of this total revenue, the revenue generated by our self-managed store was $1,000,762, the revenue generated by the franchised stores totaled $65,193, the revenue generated by direct sales was totaled $227,112, and the revenue generated by E-commerce sales was $82,587. Our revenues by brand for the nine months ended Sept 30, 2017 were as follows: Revenue of SleepAid was $461,774, BEMCO was $890,109, and Whinny was $23,771.

Result of the Three months ended Sept 30, 2017 and 2016

Net Revenue

In the three months ended Sept 30, 2017, our revenue was $326,454, compared to $488,892 the same period in 2016. In three months ended, the revenue decreased by 33.2% from the same period in 2016. The revenue generated by our self-managed store was $316,755, by the franchised stores was $3,899, by the direct sales was $4,983 and E-commerce sales was $817. Our revenues by brand for the three months ended Sept 30, 2017 were as follows: Revenue of SleepAid was $237,639, BEMCO was $84,347 and Whinny was $4,468. Because of the slow recovery in the retail market in China, the sales revenue decrease against the comparable period.

Cost of Sales

In the three months ended Sept 30, 2017, the cost was $280,277 compared to the same period in 2016 decreased 26.87% from $383,270. The change of cost of sales reflects the decrease in sales revenue with a decreasing rate less than that of the decrease rate in revenue. This was caused by the special promotion campaign with lower profit margin ratio to simulate sales activities during this slowed down retail business.

Selling expense

In the three months ended Sept 30, 2017 and 2016, the selling expense was $70,949 and $26,939 respectively. The increase of 163.37% which reflected that spending ratio to sales volume was increasing to defend against the slow economy and more promotion activities to stimulate more revenue.

General and administrative expense

General and administrative expense for the three months ended Sept 30, 2017 was $125,992 compared to the same period in 2016 decrease 24.01% from $165,797, the decrease was attributed to our management continuous to work hard in controlling the general and administration expenses.

Income Tax

During the three months ended Sept 30, 2017 and 2016, the company incurred no tax and its subsidiary has paid $Nil and $Nil tax respectively as a foreign corporation.

Net Loss

The Company recorded a net loss of $153,264 for the three months ended Sept 30, 2017 compared to the net loss of $87,219 for the same period in 2016. The net loss increased by 75.72%. This continuous decline was due to the slowdown of retail market with resulted of significant decrease in gross profit with the increase in selling expenses.

Interest expenses

In the three months ended Sept 30, 2017 and 2016, the interest expenses was $2,463 and $Nil respectively. The increased of interest expenses was caused by the company pay to Yugosu International Limited in this quarter.

Result of the Nine months ended Sept 30, 2017 and 2016

Net Revenue

In the nine months ended Sept 30, 2017, our revenue was $1,375,654, compared to $1,484,613 the same period in 2016. In nine months ended, the revenue decreased by 7.34% from the same period in 2016. The revenue generated by our self-managed store was $1,000,762, by the franchised stores was $65,193, by the direct sales was $227,112, and by the E-commerce sales was $82,587. Our revenues by brand for the nine months ended Sept 30, 2017 were as follows: Revenue of SleepAid was $461,774, BEMCO was $890,109 and Whinny was $23,771. Because of the slow recovery in the retail market in China, the sales revenue decrease against the comparable period.

Cost of Sales

In the nine months ended Sept 30, 2017, the cost was $1,103,587 compared to the same period in 2016 decreased 1.71% from $1,122,797. The change of cost of sales reflects a decreasing rate less than that of the decrease rate in revenue. This was caused by the special promotion campaign with lower profit margin ratio to simulate sales activities during this slowed down retail business.

Selling expense

In the nine months ended Sept 30, 2017 and 2016, the selling expense was $227,842 and $111,108 respectively. The increase of 105.06% which reflected that spending ratio to sales volume was increasing in order to defend against the slow economy and more promotion activities to stimulate more revenue.

General and administrative expense

General and administrative expense for the nine months ended Sept 30, 2017 was $445,255 compared to the same period in 2016 decrease 14.28% from $519,456, the decrease was attributed to our management continuous to work hard in controlling the general and administration expenses.

Income Tax

During the nine months ended Sept 30, 2017 and 2016, the company incurred no tax and its subsidiary has paid $Nil and $Nil tax respectively as a foreign corporation.

Net Loss

The Company recorded a net loss of $411,869 for the nine months ended Sept 30, 2017 compared to the net loss of $267,468 for the same period in 2016. The net loss increased by 53.99%. This continuous decline was due to the slowdown of retail market with resulted of significant decrease in gross profit with the increase in selling expenses.

Interest expenses

In the nine months ended Sept 30, 2017 and 2016, the interest expenses was $10,758 and $Nil respectively. The increased of interest expenses was caused by the company pay to Yugosu International Limited in the nine months period of 2017.

Liquidity and Capital Resources

The Company’s liquidity and capital is dependent on the company continuing to increase its revenues and the capital can be raised to continue the Company’s development and expansion of its product lines. The Company estimates that its current and available capital resources are sufficient to fund its planned operations through the fourth quarter of 2017.

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

Working capital

As at December 31, 2016, the Company had negative working capital of ($103,325) with current assets of $1,715,916 and current liabilities of $1,819,241. The current assets consisted cash and cash equivalents of $86,101, short-term investment of $14,377, inventory of $707,087, trade receivables of $768,913, advance to supplies of $79,921, and other receivables of $59,517. The current liabilities of the Company at December 31, 2016 were composed of loans from related parties of $761,101, accounts payable of $725,976, advances from customers of $54,112, accrued expenses of $75,515, income tax payable of $24,901, and other payable of $177,636.

As at September 30, 2017, the Company had negative working capital of ($489,484) with current assets of $1,347,401 and current liabilities of $1,836,885. The current assets consisted cash and cash equivalents of $85,217, inventory of $847,206, trade receivables of $276,151, advance to supplies of $72,573, and other receivables of $66,254. The current liabilities of the Company as at September 30, 2017 were composed of accounts payable of $641,273, accrued expenses of $104,491, loans from related parties of $763,795, advances from customer of $70,129, tax payable of $13,760, other payable of $243,209, and accrued salaries of $228.

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

In an effort to eliminate concerns over the ability to transfer cash between entities, cross border and to U.S. investor, Guangzhou Sleepaid Household Suppliers Co., Ltd. (“Sleepaid Household”), our subsidiary and parent company to Yuewin Trading. (“Yuewin”), is incorporated in China as a wholly-owned foreign enterprise (“WOFE”). Because of such WOFE status, and profit (after tax) distribution received by Sleepaid Household from Yuewin can be freely transferred back to Yugosu Investment Limited (“Yugosu”) in Hong Kong Dollars, which is not subject and restriction on its conversion into any foreign currency.

Operating activities

Net cash used in operating activities during the nine months period ended Sept 30, 2017, was $18,905 compared to net cash used in operation of $251,466 for the same period in 2016. This represents a decrease of $232,561.

During the nine months period ended Sept 30, 2017, the $18,905 cash used was mainly resulted of cash used by net loss of $411,869, increased inventories of $105,741, and decreased accounts payable of $114,881 while offset against cash provided by decreased trade receivables of $515,700, increased other payables of $55,862.

During the nine months period ended Sept 30, 2016, the $251,466 cash used was mainly resulted by net loss of $267,468, and increased advances to suppliers of $47,512, while offset against cash provided by increased other payable of $86,139.

Investing Activities

Net cash provided by investing activities was $14,690 for the nine months period ended Sept 30, 2017 as compared to the cash used by investing activities of $39,700 for the same period in 2016. Net cash provided by investing activities increased was the result of disposal of short-term investment.

Financing Activities:

Net cash used in financing activities was $174 for the nine months period ended Sept 30, 2017 compared to net cash provided of $287,335 for the same period in 2016. This change was primarily due to comparatively lesser cash provided from related parties in the nine months period of 2017.

As of September 30, 2017, the Company had total assets of $1,380,137 and total liabilities of $1,836,885. Stockholder’s equity as of Sept 30, 2017 was negative equity of ($456,748) compared to a negative equity of ($64,217) at December 31, 2016.

Off-Balance Sheet Arrangements and Contractual Obligations

As at September 30, 2017, our material off-balance sheet arrangements are operating lease obligations. We excluded these items from the balance sheet in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Operating lease commitments consist principally of leases for our office and warehouse. These leases frequently include options which permit us to extend the terms beyond the initial fixed lease term. With respect to most of those leases, we intend to renegotiate those leases as they expire.

ITEM 3: QUANTITATIVE AND QUALITAIVE DISCLOSURE ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4: CONTROLS AND PROCEDURES

Under the supervision and the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation as of Sept 30, 2017 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were not effective as of Sept 30, 2017. Such conclusion reflects the identification of material weakness as follows: (1) lack of accounting proficiency of our chief financial officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (3) lack of control procedures that include multiple levels of review. Until we are able to remedy these material weaknesses, we have engaged third party consultants and accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the nine months ended Sept 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

A lawsuit is still remain under proceedings between the Company (“the defendant”) and Zhangjiagang Coolist Life Technology Co., Ltd. (“the plaintiff”) regarding the unpaid amount for the goods purchased from the plaintiff. No provision has been made for any material loss that is probable from the lawsuit currently pending (Case No. (2017) 粵0113民初字683號). Under the latest instruction from the court, both parties are suggested to conclude for a settlement between the parties by the end of October 2017. If such settlement cannot be concluded, the court will carry out the final judgement procedures in the next two months.

Except from the issue mentioned, there being no other legal proceedings

ITEM 1A: RISK FACTORS

There have been no material changes to Sleepaid Holdings’ risk factors as previously disclosed in our most recent Form 10-K filing on March 31, 2017.

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY DISCLOSURES

None

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibit No.	Description

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SLEEPAID HOLDING CO.

Date: November 14, 2017	By:	/s/ Tao Wang
Tao Wang
Chief Executive Officer

Date: November 14, 2017	By:	/s/ Riggs Cheung
Riggs Cheung
Chief Financial Officer and Chief Accounting Officer

