Form 10-K
period 2017-12-31
Sleepaid Holding Co.
filed 2018-04-17
CIK 1643319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

As of April 16, 2018 there was no market for the Common Stock.

The number of shares of Registrant’s Common Stock outstanding as of April 16, 2018 was 13,663,322.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

Form 10-K

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

Current Business

The Company is principally engaged in, together with its subsidiaries, the design and distribution of soft bedding products in the People’s Republic of China (“PRC”). The Company’s business in China is conducted by Yuewin Trading Limited (“Yuewin”) and Guangzhou Sleepaid Household Supplies Co., Ltd (“Sleepaid Household”) which was previously named Guangzhou Smartfame Co. Limited (“Guangzhou Smartfame”), its wholly owned subsidiaries located in Guangzhou.

Currently, we are selling the Sleep Aid and BEMCO products to end customers through our self-managed and franchised retail stores in Guangdong and Guangxi Provinces in the southern part of China. Currently, we have a total of 30 stores. We manage 26 of these stores directly. The remaining 4 stores are owned by franchisees. These stores, whether self-managed or franchised, are approximately 40 sq. m. to 100 sq. m. in size and have similar buildout and décor. For self-managed stores, the Company prefers to cooperate with the large shopping malls that have strong management and proven customers flow. We are provided with counter space in the stores which we are responsible for decorating and staffing. When we sell our products, the customer pays the store. The store receives a commission for the sale and remits the balance to the Company, typically within 60 to 90 days after the sale. In the financial year 2017, we received approximately 7.4% of our gross sales from one store, approximately 5.5% from another store, approximately 12.4% of our gross sales from one network E-Commerce channel, and received approximately 12.0% of our gross sales from a direct sales channel.

For franchised stores, the Company has a franchise agreement with the franchisee in which the franchisee agrees to sell only our products which they purchase directly from us and to follow the Company’s instructions concerning the layout and décor of the franchised location. We do not currently charge the franchisees a franchise fee but we do require the franchisees to provide proof of their financial credit worthiness and ability to adequately capitalize, open and operate a retail store. The Company relies on the revenue generated from the sales of our products to the franchisees at the wholesale level rather than charging a franchise fee. When evaluating the appropriateness of a candidate to be a franchisee, the Company considers the following factors:

1. The candidate needs to have sufficient funds and capital for opening a new store. According to our estimates, the cost for a new store is approximately $30,000 (approximately RMB200,000).

2. The candidate needs to have relevant experience in operating a business. Experience in the same industry of the Company is preferred.

3. The candidate has to understand, accept, and execute the Company’s marketing strategic plan.

The Company, in conjunction with the franchisee, considers the targeted customer groups, customer flow, and appropriateness of the location before deciding where the franchised store may be opened.

Sleep Aid and BEMCO products include different lines of mattresses, soft mats, silk blankets and pillows. The Sleep Aid and BEMCO products are also sold to customers in the other provinces of China through an exclusive wholesale agent. We are responsible for the product development of Sleep Aid and BEMCO products, but production is outsourced to a few third party manufacturers. In 2017, we had three major suppliers who provide us with approximately from 16% to 23% of our products. Our suppliers agree to deliver the ordered products within 30 days of our placing the order and must deliver products conforming to industry standards. Typically, our suppliers allow us 60 to 90 days to pay for the products ordered.

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

At present, the Company as a whole employs 51 employees to manage the finance, sales and marketing, logistic, product development and administration functions. The majority of its manpower is deployed in sales and marketing, which employs thirty-three employees. The Company’s retail shops have a standardized layout and decor to enhance customers’ recognition in order to build up brand loyalty. Sales to customers are typically on cash basis. For those retail outlets that are located within department stores or shopping malls, sales proceeds are collected by the cashier systems of the respective department store and shopping mall, which then settles the amounts due the Company during the next calendar month after the sales transaction.

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

The total market size is expected to continue to increase because the demands for bedding products are a function of the general economic situation, the state of construction and the real estate market and population demographics. Although the PRC economy has recorded slower growth to 6.9% in 2016, its GDP growth is still expected to be in the region of about 6.5% -7% in the coming year, indicating there will still be an enormous potential demand for soft bedding products when such properties are to be occupied for residency. With the continuing affluence of the people in general, and the increase in more matured population who could afford to pay for high-end mattresses and soft beds, the market is expected to grow continuously in the next five years.

The Company has worked to establish the brand names for Sleep Aid and BEMCO in Guangdong and Guangxi Province in Southern China. The awards we received from the Guangdong Furniture Association have a big impact in the industry in Guangdong. The Guangdong Furniture Association was established in 1990 and has over 1,000 members. The Company received a “Top Ten Best Product” Award from the Association in 2012 as recognition that its products are rated as being some of the best products in the industry in Guangdong Province. The Company was also recognized as one of the “Top 10 Best Mattress in 2014” from the China Furniture Industry. Winners of this award were voted by representatives from major Chinese media, led by Phoenix New Media Ltd. (NYSE:FENG). Phoenix New Media has very large influence in the industry and is regarded as one of product information guide. The awards presented to us are recognitions of the high quality of our products and our leading position in that particular year when compared to similar products from other domestic suppliers in the market.

To capture a larger share of the soft bedding products market, the Company has plans for expansion over the next five years. The emphasis in 2017 was to further consolidate its leading position by expanding the distribution network in the two provinces where it now operates. The plan is to open more self-managed stores and invite an additional ten operators to open and run retail stores or outlets to market the Company’s products under a franchise arrangement. The next step will be to penetrate the market in other regions of the country. The Company has identified Chengdu, Henan and Shanghai as three key areas where self-operated stores will be opened in the next phase and be the springboard for expansion into the Southwest, Central and Eastern China regions respectively. The Company’s proposed plan of operations is to operate 60 self-operated stores and 160 franchise stores in three years’ time and 150 self-operated stores and 250 franchise stores within five years.

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

According to our original plan, the development of our e-commerce platform will be of the highest priority, second will be the additional retail stores, and the last would be making acquisitions. The total estimate costs to execute the three plans completely are $3,000,000 for e-commerce platform, $2,000,000 for additional retail stores, and $2,500,000 for acquiring other operators in the industry. The costs originally estimated to execute the three plans in next 12 months are $500,000 for e-commerce platform, $220,000 for increases in retail stores, and for acquisitions, we are looking for appropriate targets that would bring about synergy. Currently, there is no firm financing commitments in place. But in view of the current market situation and our financial condition, the development of the e-commerce platform has been put on hold and only 10 additional self-managed stores will have been opened during the year ended December 2016. We do not anticipate further opening of such stores in the near future. Our existing shareholders have indicated that they will continue to invest additional capital to finance the Company’s growth and execution of the development plans. We may also broaden our shareholders’ base and may engage in offerings of our stock in the future in an effort to raise additional capital. We shall also seek the additional financing from banks in the form of loans. In the event that we are not be able to raise the necessary financing to execute all our plans, we intend to concentrate our efforts and resources on developing the e-commerce platform first, lower the number of the stores that we plan to increase and put any acquisition plans on hold.

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

Included in the expansion plan is the opening of more retail stores, gradually increasing from the present number of 32 to 400 in five years’ time. It is anticipated that we will require approximately $US2.0 million in order to open the next 60 self-managed stores. The development of the e-commerce platform is estimated to cost approximately $US 3.0 million, but this has been put on hold in view of the current market situation and the Company’s financial resources. We shall also seek acquisition opportunities to acquire other operators in the industry that can bring about synergy. To finance our expansion, we shall be relying on the profits generated from our business, the continued financing from related parties as well as borrowing from financial institutions and private sales of our securities to investors. We see the ability to secure additional financing to be the major obstacles for the successful implementation of our expansion plans. Should we be unable to obtain such financing, we may have to postpone the opening of some of the stores and the intended acquisitions.

Before 2016, the Company sold its bedding products like mattress, pillows, bed frames via its retail stores. Starting from 2016, Sleepaid developed e-commercial selling channel and found a new market opportunity. As the influence of Chinese e-commercial market keeps growing these years, the negative impact of off-line stores grows, too. By developing the e-commercial selling channel, Sleepaid reset its business position from a bedding product manufacturer and distributor to a comprehensive sleeping solution service provider. The Company started to cooperate with Nice Great International Limited in 2017 to develop more household supplies to enrich the product line of Sleepaid. The household supplies produced by Nice Great International Limited would be marketing by all of Sleepaid’s selling channels.

Competitive Profile

The market for the bedding products in China is very fragmented, with more than 1,000 manufacturers producing mattresses all over the country. However, the demand for bedding products is enormous and has been increasing rapidly with the continuous growth in the Chinese economy and the affluence of the Chinese population. Because of the diversified tastes and preferences of the consumers, competition in the bedding products market is really a matter of design and quality of the products. With more than 1,000 manufacturers, there are issues or problems concerning product quality from inefficient producers. As a result, there is no particular brand that is strong enough to dictate the trend or capture a lion’s share of the market. The management believes even the largest player in the industry would only be able to capture less than 5% of the market.

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

The Company’s philosophy is to on good materials, good quality and good service to win our customers. As a result, we have received several awards, including:

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

The Company is a distributor of multi-brand bedding products, making it possible to provide consumers with the choice from a wide range of items from BEMCO, an international renowned brand to be supplemented by items from Sleep Aid, also very well known in the PRC.

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

Employees

As of December 31, 2017, we, through our subsidiaries, have 51 full-time employees in China.

Corporate History

We were incorporated on December 17, 2014. In April, 2015, the Company entered into an Exchange Agreement with YIL. As part of the exchange, the Company issued shares of its common stock to the sole shareholder of YIL, AMAX. YIL is our subsidiary in China and was incorporated in the Hong Kong SAR in 2007. The Company is principally engaged in, through its subsidiaries, the design and distribution, at both wholesale and retail level, of soft bedding products in the PRC. YIL is the holding company that is located in the Hong Kong SAR, and it holds 100% stake in Guangzhou Sleepaid Household Supplies Co., Ltd (“Sleepaid Household”), a wholly-owned foreign enterprise incorporated in the PRC. The business operation of YIL is carried out by Sleepaid Household and Guangzhou Yuewin Trading Limited (“Yuewin”), a private enterprise that is headquartered in Guangzhou and a wholly-owned subsidiary of Sleepaid Household.

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

Because not all of our products have been in use by our customers for the full warranty period, we rely on the combination of historical experience and product testing for the development of our estimate for warranty claims. However, our actual level of warranty claims could prove to be greater than the level of warranty claims we estimated based on our products’ performance during product testing. If our warranty reserves are not adequate to cover future warranty claims, their inadequacy could have a material adverse effect on our liquidity and profitability. Additionally, the manufacturers’ warranties on the products we sell tend to exceed the warranty we offer our customers. If a customer returns a product to us under a warranty claim, we would typically provide a replacement product to the customer and return the defective product to the manufacturer for credit.

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

Inspections of other firms that the PCAOB has conducted outside China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The inability of the PCAOB to conduct inspections in China prevents the PCAOB from regularly evaluating our auditor’s statements, audits and quality control procedures. As a result, investors may be deprived of the benefits of PCAOB inspections.

The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of our auditor’s quality control and audit procedures as compared to auditors outside of China that are subject to PCAOB inspections. Investors may lose confidence in our reported financial information and procedures and the quality of our financial statements.

We may be exposed to risks relating to management’s conclusion that our disclosure controls and procedures and internal controls over financial reporting are ineffective.

We do not have an independent audit committee and our Board of Directors may be unable to fulfill the functions of such a committee which may compromise the management of our business.

Currently, we do not have an independent audit committee. Our Board of Directors functions as our audit committee and is comprised of four directors, two of whom are not considered to be “independent” in accordance with the requirements of Rule 10A-3 under the Securities Exchange Act of 1934. An independent audit committee plays a crucial role in the corporate governance process, assessment of the Company’s processes relating to its risks and control environment, oversight of financial reporting, and evaluation of internal and independent audit processes. The lack of an independent audit committee may prevent the Board of Directors from being independent in its judgments and decisions and its ability to pursue the committee’s responsibilities, which could compromise the management of our business

Risks Related to Doing Business in China

Adverse changes in the economic and political policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could adversely affect our business.

We conduct substantially all our business operations in China. Accordingly, our results of operations, financial condition and prospects are significantly dependent on economic and political developments in China. China’s economy differs from the economies of developed countries in many aspects, including the level of development, growth rate and degree of government control over foreign exchange and allocation of resources. While China’s economy has experienced significant growth in the past 30 years, the growth has been uneven across different regions and periods and among various economic sectors in China. We cannot assure you that China’s economy will continue to grow, or that if there is growth, such growth will be steady and uniform, or that if there is a slowdown, such slowdown will not have a negative effect on our business and results of operations.

The PRC government exercises significant control over China’s economic growth through the allocation of resources, control over payment of foreign currency-denominated obligations, implementation of monetary policy, and preferential treatment to particular industries or companies. Certain measures adopted by the PRC government may restrict loans to certain industries, such as changes in statutory deposit reserve ratio and lending guidelines for commercial banks by the People’s Bank of China, or PBOC. These current and future government actions could materially affect our liquidity, access to capital, and ability to operate our business.

The global financial markets experienced significant disruptions in 2008 and the United States, Europe and other economies went into recession. The recovery from the lows of 2008 and 2009 was uneven and it is facing new challenges, including the escalation of the European sovereign debt crisis since 2011. It is unclear whether the European sovereign debt crisis will continue and what effects it may have on China’s economy and our business. In response to the global financial crisis and economic downturn, the PRC government adopted various measures aimed at expanding credit and stimulating economic growth, such as decreasing the PBOC statutory deposit reserve ratio and lowering benchmark interest rates. For example, the PBOC decreased the statutory reserve ratio two times consecutively in February 2015 and April 2015, respectively. It also decreased the benchmark interest rates by 25 basis points in November 2014, February 2015 and May 2015, respectively. In particular, the PBOC decided to cut financial institutions RMB benchmark deposit and lending interest rates since May 11, 2015. The one-year benchmark deposit rate and benchmark lending interest rate were cut by 0.25 percentage points, respectively. However, it is unclear whether the PRC economic policies will be effective in sustaining stable economic growth in the future.

Any slowdown in the economic growth of China could lead to reduced demand for our products, which could materially and adversely affect our business, financial condition and results of operations.

Inflation in China may have an adverse effect on our business, financial condition and results of operations.

China’s economy has experienced rapid expansion together with rising rates of inflation, which may also erode disposable incomes and consumer spending. Furthermore, certain components of our cost of sales, including direct raw material costs, direct labor costs, design costs and direct manufacturing overhead, may increase as a result of an increase in the cost of materials and labor resulting from general inflation. However, we cannot guarantee that we can pass on increased costs to customers through increases in retail prices. This could adversely impact our business, financial condition and results of operations.

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

If we are found to be in violation of the New M&A Rules, the MOFCOM Security Review Rules or any other PRC laws and regulations with respect to the merger and acquisition activities in China, or fail to obtain any of the required approvals, the relevant regulatory authorities would have broad discretion in dealing with such violation, including levying fines, confiscating our income, revoking our PRC subsidiaries’ business or operating licenses, requiring us to restructure or unwind the relevant ownership structure or operations. Any of these actions could cause significant disruption to our business operations and may materially and adversely affect our business, financial condition and results of operations. Further, if the business of any target company that we plan to acquire falls into the ambit of security review, we may not be able to successfully acquire such company either by equity or asset acquisition, capital contribution or through any contractual arrangement. We may grow our business in part by acquiring other companies operating in our industry. Complying with the requirements of the relevant regulations to complete such transactions could be time consuming, and any required approval processes, including approval from MOFCOM, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

PRC regulations relating to the establishment of offshore special purpose vehicles by PRC residents may subject our PRC resident beneficial owners or our PRC subsidiaries to liabilities or penalties, limit our ability to contribute capital to our PRC subsidiaries, limit our PRC subsidiaries’ ability to increase their registered capital or distribute profits to us, or may otherwise adversely affect us.

SAFE has promulgated regulations, including the Notice on Relevant Issues Concerning Foreign Exchange Administration for Domestic Residents’ Financing and Roundtrip Investment Through Offshore Special Purpose Vehicles, or Circular 75, effective on November 1, 2005, requiring PRC residents to register with the local SAFE branch before establishing or controlling any company outside of China for the purpose of capital financing with assets or equities of PRC companies owned by such PRC residents, referred to in the notice as an “offshore special purpose vehicle.” SAFE has further issued a series of implementation guidance, including the Operating Guidance for the Foreign Exchange Matters on Capital Item Direct Investment (SAFE Version), an appendix to the Notice of SAFE on Further Improvement and Adjustment of the Foreign Exchange Administrative Polices on Direct Investment, or Circular 59, which has come into effect as of December 17, 2012. These regulations require PRC residents and PRC corporate entities to register with competent local branches of SAFE in connection with their direct or indirect offshore investment in offshore special purpose vehicles On July 4, 2014, the SAFE issued the Notice on Relevant Issues Concerning Foreign Exchange Administration for Domestic Residents’ Offshore Investment, Financing and Roundtrip Investment Through Offshore Special Purpose Vehicles, or Circular 37, together with its implementation guidance, which replaced Circular 75 and Circular 59. According to Circular 37, not only for the purpose of offshore financing, but also for the purpose of offshore investment, the offshore special purpose vehicles shall be registered with competent local branches of SAFE. On February 13, 2015, SAFE further issued the Notice on Further Simplification and Improvement of Foreign Exchange Administration Policies on Direct Investment, or Circular 13, according to which the registration of newly incorporated special purpose vehicles is delegated to the banks where the relevant residents domicile. These regulations may apply to our shareholders who are PRC residents or have PRC residents as their ultimate owners and may apply to any offshore acquisitions that we make in the future.

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

We believe that Circular 37 currently does not apply to us since none of our shareholders is a PRC resident or citizen. However, we cannot assure you that any PRC resident or citizen who becomes our shareholder or the beneficial owner of our shares in the future will be able to comply with Circular 37 in a timely manner or at all. A failure by any of our shareholders or beneficial owners of our shares who are PRC residents or citizens to comply with these regulations and rules in the future could subject us to fines or legal sanctions, including restrictions on our PRC subsidiaries’ ability to pay dividends or make distributions to, or obtain foreign currency-dominated loans from, us, and our ability to increase our investment in China. As a result, our business and results of operations and our ability to distribute profits to you could be materially and adversely affected.

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

Under the PRC Enterprise Income Tax Law, or the EIT Law, and its implementing rules, both effective from January 1, 2008, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise” and will be subject to enterprise income tax at the rate of 25% on its worldwide income. The implementing rules define the term “de facto management bodies” as “establishments that carry out substantial and overall management and control over the manufacturing and business operations, personnel, accounting, properties, etc. of an enterprise.” The State Administration of Taxation issued the Notice Regarding the Determination of Chinese-Controlled Offshore Incorporated Enterprises as PRC Tax Resident Enterprises on the Basis of De Facto Management Bodies, or Circular 82, on April 22, 2009. Circular 82 provides certain specific criteria for determining whether the “de facto management body” of a Chinese-controlled offshore incorporated enterprise is located in China, which include: (1) the location where senior management members responsible for an enterprise’s daily operations discharge their duties; (2) the location where financial and human resource decisions are made or approved by organizations or persons; (3) the location where the major assets and corporate documents are kept; and (4) the location where more than half (inclusive) of all directors with voting rights or senior management have their habitual residence. On July 27, 2011, the State Administration of Taxation issued the Administrative Measures on Income Tax of Chinese controlled Resident Enterprises Incorporated Overseas (Trial), or Circular 45, which became effective on September 1, 2011, to supplement the implementation of Circular 82 and other tax laws and regulations. Circular 45 clarifies certain issues related to resident status determination, post-determination administration and competent tax authorities procedures. Although Circular 82 and Circular 45 apply only to offshore enterprises controlled by PRC enterprises, not those controlled by PRC individuals or foreign persons, the determining criteria set forth in such circulars may reflect the State Administration of Taxation’s general position on how the “de facto management body” test should be applied in determining the tax resident status of offshore enterprises, regardless of whether they are controlled by PRC or foreign enterprises, or by PRC or foreign individuals. Accordingly, we may be considered a “resident enterprise” and may therefore be subject to the enterprise income tax at 25% on our worldwide income, which may increase our tax burden in the future. If we are treated as a PRC “resident enterprise,” although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries should qualify as “tax-exempted income,” we cannot assure you that such dividends will not be subject to a 10% withholding tax, as the State Administration of Taxation, which enforces the withholding tax, has not yet issued guidance with respect to the processing of outbound remittances to offshore companies controlled by individuals and/or foreign enterprises that are treated as resident enterprises for PRC enterprise income tax purposes and also because the dividends of our PRC subsidiaries would be paid to our Hong Kong subsidiary in the first instance.

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

Under the applicable PRC tax laws in effect before January 1, 2008, dividend payments to foreign investors made by foreign-invested enterprises in China were exempt from PRC withholding tax. Under the EIT Law, starting from 2008, dividends paid by a PRC foreign-invested enterprise to its immediate parent company outside the PRC are subject to a 10% withholding tax, unless any such foreign investor’s jurisdiction of incorporation has a tax treaty with China that provides for a preferential withholding arrangement. Pursuant to a special tax arrangement between Hong Kong and China, such rate may be lowered to 5% if the PRC enterprise is at least 25% held by a Hong Kong enterprise. In October 2009, the State Administration of Taxation further issued the Circular on How to Interpret and Recognize the ”Beneficial Owner” in Tax Agreements, or Circular 601, and certain other related rules. According to Circular 601, non-resident enterprises that cannot provide valid documents evidencing their beneficial ownership may not be approved to enjoy tax treaty benefits. For this purpose, the term “beneficial owners” refers to individuals, enterprises or other organizations which are normally engaged in substantive operations. These rules provide that a “conduit company” or any company established for the purposes of avoiding or reducing tax obligations or transferring or accumulating profits and not engaged in actual operations such as manufacturing, sales or management, is not a “beneficial owner.”

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

On June 29, 2007, the National People’s Congress of China enacted the PRC Labor Contract Law, or the Labor Contract Law, which became effective on January 1, 2008. The Labor Contract Law established more restrictions and increased costs for employers to dismiss employees under certain circumstances, including specific provisions relating to fixed-term employment contracts, non-fixed term employment contracts, task-based employment, part-time employment, probation, consultation with the labor union and employee representative’s council, employment without a contract, dismissal of employees, compensation upon termination and for overtime work, and collective bargaining. Under the Labor Contract Law, unless otherwise provided by law, an employer is obligated to sign a labor contract with a non-fixed term with an employee, if the employer continues to hire the employee after the expiration of two consecutive fixed-term labor contracts, or if the employee has worked for the employer for 10 consecutive years. Severance pay is required if a labor contract expires and is not renewed because of the employer’s refusal to renew or seeking to renew with less favorable terms. In addition, under the Regulations on Paid Annual Leave for Employees, which became effective on January 1, 2008, employees who have served more than one year for an employer are entitled to a paid vacation of five to 15 days, depending on the employee’s number of years of employment. Employees who waive such vacation at the request of employers are entitled to compensation that equals to three times their regular daily salary for each waived vacation day. As a result of these new labor protection measures, our labor costs and those of our third-party contract manufacturers are expected to increase, which may adversely affect our business and our results of operations. It is also possible that the PRC government may enact additional labor-related legislations in the future, which would further increase our labor costs and affect our operations and those of our third-party contract manufacturers.

Any recurrence of severe acute respiratory syndrome, or SARS, pandemic avian influenza or an increase in the severity of H1N1 influenza or any other widespread public health problem could adversely affect our business and results of operations.

Our business could be adversely affected by the effects of SARS, pandemic avian flu, H1N1 influenza or other epidemics or outbreaks. China reported a number of cases of SARS in 2004. There have been recent reports of occurrences of avian flu caused by the H5N1 or H9N7 virus in various parts of China, including a few confirmed human cases. Since 2009, China and other countries and regions have reported several occurrences of H1N1 influenza. Any prolonged recurrence of SARS, avian flu, H1N1 influenza, Ebola or any other adverse public health developments in China may have a material adverse effect on our business operations, because such incidents could result in quarantines or closures of our offices, manufacturing facilities and retail outlets, travel and transportation restrictions, import and export restrictions and a general slowdown in China’s economy. In addition, the World Health Organization and the PRC government may recommend or impose other measures that could cause significant interruption to our business operations. Any of the foregoing events or other unforeseen consequences of public health problems could materially adversely affect our business, financial condition and results of operations.

Risks Related to Our Common Stock

We intend to take advantage of the disclosure requirements of the JOBS Act provided for emerging growth companies including not providing all of the accounting disclosure that other companies will be required to provide which may limit an investor’s ability to compare our financial statements with other companies.

Under the JOBS Act, we can elect to not comply with new or revised accounting standards which will allow us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies. Until the standards are required for private companies, we will not have to adopt those standards. As such, our financial statements may not be comparable to companies that comply with public company effective dates. This could affect an investor’s ability to evaluate our financial statements compared to other public companies. In addition to the financial statements, the JOBS Act along with being a “Smaller Reporting Company” allows us to provide less disclosure on certain issues such as executive compensation as other companies which could affect an investor’s ability to compare us to other companies.

If and when the Company’s common stock is publicly traded, the Company’s stock price may be volatile.

The Company’s common stock is not presently publicly traded. In the future, if the Company’s common stock becomes publicly traded, the market price of the Company’s common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond the Company’s control, including the following:

•	technological innovations or new products and services by the Company or its competitors;

•	additions or departures of key personnel;

•	the Company’s ability to execute its business plan;

•	operating results that fall below expectations;

•	loss of any strategic relationship;

•	industry developments;

•	economic and other external factors; and,

•	period-to-period fluctuations in the Company’s financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of the Company’s common stock.

We may in the future issue additional shares of our common stock which would reduce investors’ ownership interests in the Company and which may dilute our share value.

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

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

The Financial Industry Regulatory Authority (“FINRA”) has adopted rules that relate to the application of the SEC’s penny stock rules in trading our securities and require that a broker/dealer have reasonable grounds for believing that the investment is suitable for that customer, prior to recommending the investment. Prior to recommending speculative, low priced securities to their non-institutional customers, broker/dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.

Under interpretations of these rules, FINRA believes that there is a high probability that speculative, low priced securities will not be suitable for at least some customers. FINRA’s requirements make it more difficult for broker/dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker/dealers may be willing to make a market in our common stock, reducing a shareholder’s ability to resell shares of our common stock.

The Company’s common stock is currently deemed to be “penny stock”, which makes it more difficult for investors to sell their shares.

The Company’s common stock is and will be subject to the “penny stock” rules adopted under section 15(g) of the Exchange Act. The penny stock rules apply to companies whose common stock is not listed on the NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If the Company remains subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for the Company’s securities. If the Company’s securities are subject to the penny stock rules, investors will find it more difficult to dispose of the Company’s securities.

Further, the Company’s common stock is not currently traded on any over-the-counter market and there can be no assurances that our common stock will be traded on the over-the-counter market on the “pink sheets” since the Company’s stock is not currently registered with the SEC. As such, many stock brokerage firms will not allow accountholders to deposit shares of the Company’s stock into accounts at these brokerage firms or to trade in the Company’s stock for so long as it is on the pink sheets and has a limited amount of trading volume.

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

Item 1B. Unresolved Staff Comments

No.

Item 2. Properties

We currently lease 800 sq. ft. of office space on a long-term lease that expires on December 31, 2018. The Company believes its office space is sufficient for its current operations. Our telephone number is (852) 28062312. We do not currently maintain any other office facilities.

The Company through its operating subsidiary Yuewin, leases 123.8 sq. metre self-managed store on a long-term lease that expires on December 31, 2018. Moreover, Yuewin has leases on 6 warehouses for storage of inventory on lease terms that will expire through December 31, 2018.

Item 3. Legal Proceedings

We know that there is one material, existing or pending legal proceedings against our company (see Note 15 to the consolidated financial statements), and we has no legal proceedings that we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Mine Safety Disclosure

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is not currently quoted on any stock exchange.

Record Holders

As of April 16, 2018, there were 47 holders of record of our Common Stock.

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

Equity Compensation Plan Information

During the years ended December 31, 2017 and 2016, respectively, we did not issue any shares of our common stock to consultants. We may from time to time issue additional shares to our consultants, employees or directors at the discretion of our board of directors.

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

Overview

Corporate Background

Our principal line of business is developing, producing and selling our mattress, pillow, and bedding products. For the year ended December 31, 2017, the retail industry in China had slowed down continuously and competition was furious. Traditional retail share has been eaten by E-commerce. In respond, during the year of 2017, the Company continuous generating sales revenue via the E-Commerce channel.

Adapting to the current market situation, our Company changed the sales strategy, doing more promotion and kicked started our O2O marketing channel, so that we can still keep our sales volume under current situation. For the year ended December 31, 2017, our total revenue was $1,870,164, Of this revenue, the revenue generated by our self-managed stores was $1,424,493, the revenue generated by the franchised stores was totaled $81,288, the revenue generated by network sales was totaled $101,652, and the revenue generated by direct sales was totaled $262,731. Our revenues by brand for the year ended December 31, 2017 were as follows: Revenue of SleepAid was $966,557, BEMCO was $867,779 and Whinny was $35,828.

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

Executive Summary

In 2017, our major sales came from selling of mattress, pillow, and bedding products.

•	Net revenue for the year ended December 31, 2017 decreased by 32.7% to $1.87 million compared to the same period in 2016.

	o	Revenue from our self-managed store was $1,424,493
	o	Revenue from franchised stores was $81,288
	o	Revenue from network E-commerce was $101,652
	o	Revenue from direct sales was $262,731
	o	Revenue from our brand SleepAid was $966,557
	o	Revenue from the brand BEMCO was $867,779
	o	Revenue from the brand Whinny was $35,828

•	Gross profit for the year ended December 31, 2017 decreased by 53.4% to $376,077 compared to the same period in 2016.

	o	Gross profit margin for the year ended December 31, 2017 decreased 8.9% to 20.1% compared to the same period in 2016.

•	Net profit for the year ended December 31, 2017 decreased by 252.2% to a loss of $581,841 compared to the same period in 2016.

	o	Selling expenses for the year ended December 31, 2017 increased 153.9% to $444,621 compared to the same period in 2016.
	o	General and administrative expenses for the year ended December 31, 2017 decreased 35.6% to $513,297 compared to the same period in 2016.

Results of Operations

The following table sets forth the comparison of the operations data for the year ended December 31, 2017 and 2016 and should be read in conjunction with our consolidated financial statements and the related notes for the year ended December 31, 2017 which appearing elsewhere in this document.

	Year Ended December 31,
	2017	2016	Difference	Percentage Increase
Net revenue	$1,870,164	$2,778,343	$(908,179)	(32.69)%
Cost of sales	(1,494,087)	(1,971,407)	(477,320)	(24.21)%
Gross profit	376,077	806,936	(430,859)	(53.39)%

Operating expenses
Sales and marketing	(444,621)	(175,130)	269,491	153.88%
General and administrative	(513,297)	(797,027)	(237,503)	(35.60)%
Total operating expenses	(957,918)	(972,157)	(14,239)	(1.46)%

Income (loss) from operations	(581,841)	(165,211)	(416,620)	(252.16)%
Other income (expense)	(24,280)	858	(25,138)	(2929.84)%
Income before income taxes provision	(606,121)	(164,363)	(444,758)	(268.77)%
Income taxes	(26)	(1,102)	1,076	(97.64)%
Net (loss) income	$(606,147)	$(165,465)	$(440,682)	(266.33)%

The following table sets forth key components as a percentage of net revenue for the year ended December 31, 2017 and 2016

	Year Ended December 31,
	2017	2016
Net revenue	100.00%	100.00%
Cost of sales	(79.89)%	(70.96)%
Gross profit	20.11%	29.04%

Operating expenses
Sales and marketing	(23.77)%	(6.30)%
General and administrative	(27.45)%	(28.69)%
Total operating expenses	(51.22)%	(34.99)%

Income (loss) from operations	(31.11)%	(5.95)%
Other income (expenses)	(1.3)%	0.03%
Income (loss) before income taxes provision	(32.41)%	(5.92)%
Income taxes provision	(0.001)%	(0.04)%
Net (loss) income	(32.41)%	(5.96)%

Comparison of the Years Ended December 31, 2017 and 2016

Net Revenue

Net revenue for the fiscal year 2017 was $1,870,164, decreased $908,179 or 32.69% from $2,778,343 for the fiscal year 2016. The revenue generated by our self-managed stores was $1,424,493, by the franchised stores was $81,288, by E-commerce network sales was $101,652, and by direct sales was $262,731. Our revenues by brand for the fiscal year 2017 were as follows: Revenue of SleepAid was $966,557, BEMCO was $867,779 and Whinny was $35,828. Because of the decline in the retail market in China and keen competition in the industry, the sales revenue decrease against the comparable year significantly.

Cost of Sales

Cost of Sales for the fiscal year 2017 was $1,494,087, representing a decrease of 477,320 or 24.21% from $1,971,407 for the fiscal year 2016. The change of cost of sales reflects a decreasing rate less than that of the decrease rate in revenue. This was caused by the special promotion campaign with lower profit margin ratio tried to simulate sales activities during the slowed down retail business.

Gross Profit

Gross profit was decreased by $430,859, or 53.39%, to $376,077, or 20.11% of net revenue in fiscal 2017 from $806,936, or 29.04% of net revenue in fiscal 2016. The gross profit decreased was primarily attributable to the decrease in revenue in fiscal year 2017 compared to fiscal year 2016.

China’s retail industry in general, and its mattress, pillow, and bedding products industry are becoming more competitive every year. In this competitive marketplace, it is likely that we will focus on not only providing our customers with low prices in order to increase our market share and long term sales volume but also on the development for more variety and better selling channels such as e-trading platform and direct sale channel to widen our customer segment.

Sales and Marketing Expenses

Selling expenses increased by $269,491, or 153.88%, to $444,621 or 23.77% of net revenue in fiscal year 2017 from $175,130 or 6.30% of net revenue in fiscal year 2016. The increase which reflected that spending ratio to sales volume was increasing in order to defend against the slow economy and more promotion activities to stimulate more revenue.

General and Administrative Expenses

General and administrative expenses decreased by $283,730, or 35.6%, to $513,297 or 27.45% of net revenue in fiscal year 2017 from $797,027 or 28.69% of net revenue in fiscal year 2016. The decrease was attributed to our management continuous to work hard in controlling the general and administration expenses.

Moreover, during the fiscal year 2017, that the spending of human resources in salaries expense was reallocated from administrative nature to sales and marketing nature, resulted that the increased in selling expenses against the decrease in general and administrative expenses.

Income Taxes Provision

The Company and its subsidiary are subject to income tax in Hong Kong and PRC. Income tax provision for the year ended December 31, 2017 was $26, a decrease of $1,076 or 97.64% from $1,102 for the year ended December 31, 2016.

Net (loss) Income

The Company recorded a consolidated net loss of $606,147 for the fiscal year 2017, decreased $440,682 or 266.33%, from net loss of $165,465 in the fiscal year 2016. This continuous decline was due to the slowdown of retail market with resulted of significant decrease in gross profit with the increase in selling expenses.

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

Impairment of Long-Lived Assets

We account for impairment of long-lived assets in accordance with FASB ASC 360. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose. During the reporting fiscal years 2017 and 2016, there was no impairment loss incurred. Competitive pricing pressure and changes in interest rates, could materially and adversely affect our estimates of future net cash flows to be generated by our long-lived assets.

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

Liquidity and Capital Resources

The Company’s liquidity and capital is dependent on the company continuing to increase its revenues and the capital it can raise to continue the Company’s development and expansion of its product lines. The Company estimates that its current available capital resources and the additional capital will be raised in near future may provide sufficient funding to its planned operations through the year of 2018.

The operation had been financed by the current beneficiary shareholders through not only the injection of capital, but also by loans to the Company. The loans are unsecured, non-interest bearing and repayable at demand. Furthermore, the current beneficiary shareholders will continue to finance the company’s operations, including additional funding or conversion of debts to stocks and we also plan to secure additional financing through private placements of equity and short-term borrowings from banks.

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

At December 31, 2017, we had cash of $67,321 as compared to $86,101 in cash at December 31, 2016.

Our total current assets as of December 31, 2017 was $1,231,392, decreased by $484,524 as compared to $1,715,916 as of December 31, 2017, which consisted of cash of $67,321, inventories of $843,747, trade receivables of $205,434, advance to suppliers of $47,915, other receivables of $15,500 and prepaid expenses of $51,475 as of December 31, 2017, as compared to total amount consisted of cash of $86,101, short-term investment of $14,377, inventories of $707,087, trade receivables of $768,913, advance to suppliers of $79,921, other receivables of $12,536 and prepaid expenses of $46,981 as of December 31, 2016. The decrease in current assets was mainly attributed by the decrease in trade receivables of $563,479 which offset by the increase in inventories of $136,660, result of the decline in sales turnover.

The current liabilities of the Company at December 31, 2017 were $1,971,440, increased by $152,199 as compared to $1,819,241 as of December 31, 2016. The current liabilities are composed primarily of loans from related parties of $769,515, accounts payable of $710,212, other payables of $256,365 and accrued expenses of $159,172 as of December 31, 2017, as compared to the amount composed primarily of loans from related parties of $761,101, accounts payable of $725,976, other payables of $177,636 and accrued expenses of $75,515 as of December 31, 2016. The changes in current liabilities were mainly resulted of increase in accrued expenses of $83,657, and increase in other payables of $78,729.

As result of the above mentioned, at December 31, 2017, the Company had deficit working capital of negative $740,048, decreased by $636,723 as compared to deficit working capital of negative $103,325 at December 31, 2016.

Net Cash Used for Operating Activities

Operating Activities: Net cash used for operating activities during the year ended December 31, 2017, was $33,233 compared to cash provided by $304,454 for the same period in 2016. This represents an increase of $271,221.

During the year ended December 31, 2017, the $33,233 cash used was primarily attributed by $606,147 in net loss, $84,568 in inventories, $63,459 in accounts payable, and $48,985 in restricted cash while cash provided by $525,687 in trade receivable, $81,043 in accrued expenses, and $63,706 in other payables, compared to during the year ended December 31, 2016, the $304,454 cash used was primarily contributed by $165,465 net loss, $649,580 trade receivables, and $69,226 advance to suppliers while cash provided by $346,644 in accounts payable, $145,649 in other payables, and $47,707 in inventories.

Net Cash Used for Investing Activities

In the year ended December 31, 2017, net cash provided for investing activities amounted to $14,800 while net cash used for investing activities in the year ended December 31, 2016, amounted to $54,381, a change of $39,581. This change was primarily due to the no spending on purchase of PPE, and repayment from short-term investments in FY 2017.

Net Cash Provided by Financing Activities

In the year ended December 31, 2017, net cash used by financing activities amounted to $5,007 while net cash provided for financing activities in the year ended December 31, 2016, amounted to $267,713, a change of $272,720. This was primarily comprised of an additional loan from a related party of $267,866 in FY2017 while there were cash used for director loan repayment $272,873 and repayment of loan from related parties $101,466 in FY2016.

As of December 31, 2017, the Company had total assets of $1,313,885 and total liabilities of $1,971,440, compared to total assets of $1,755,024 and total liabilities of $1,819,241 as of December 31, 2016 respectively. Stockholder’s equity as of December 31, 2017 was a negative equity of $657,555 compared to a negative equity of $64,217 as of December 31, 2016.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2017 and 2016, our material off-balance sheet arrangements are operating lease obligations. We excluded these items from the balance sheet in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Information regarding our operating leases is available in Item 2, Properties and Note 10, Commitments, of the notes to consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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

Item 8. Financial Statements and Supplementary Data

Attached hereto and filed as part of this Annual Report on Form 10-K is our Consolidated Financial Statements, beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

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

Limitations on the Effectiveness of Disclosure Controls. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, Company management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Evaluation of Disclosure Controls and Procedures. The Company’s CEO and CFO have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 31, 2016, and based on this evaluation, the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. The Company’s principal executive and financial officer’s conclusion regarding the Company’s disclosure controls and procedures is based on management’s conclusion that the Company’s internal control over financial reporting are ineffective, as described below.

Management’s Report on Internal Control over Financial Reporting

The Company’s CEO and CFO are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system was designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

In making its assessment of internal control over financial reporting management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the material weakness described in the following paragraphs, management believes that, as of December 31, 2017, the company’s internal control over financial reporting was not effective based on those criteria.

Management’s evaluation was retrospective and conducted as of December 31, 2017, the last day of the fiscal year covered by this Form 10-K. Based upon management’s evaluation, our CEO and CFO have concluded that our internal controls over financial reporting were not effective as of December 31, 2017 because we have not completed the remediation (discussed elsewhere in this document) for the fiscal year ended December 31, 2017 due to the following material weaknesses:

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

As of December 31, 2017, we had not completed the remediation of any of these material weaknesses.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the name, age, and position of our current directors and executive officers as of December 31, 2017. Each director serves and holds office (subject to our By-Laws) until the next annual meeting of stockholders unless he or she resigns and until such director’s successor has been duly elected and qualified. Each of our officers serves until the next annual meeting of directors and until their successors have been duly elected and qualified. Each executive officer holds his office until he resigns, is removed by the board of directors, or his successor is elected and qualified, subject to applicable employment agreements.

NAME	AGE	POSITION	DIRECTOR SINCE
Yum Yim Wong	53	Chairman of the Board, Director	December, 2016
Tao Wang	38	Chief Executive Officer, Chief Financial Officer, Director	April, 2015
Qiuli Chen	28	Operation Officer, Director	January 18, 2018
Riggs Cheung	46	Past Chief Financial Officer, Director	December, 2014, and resigned on November 15, 2017
Chi Keung Henry Ching	68	Past Chief Operation Officer, Director	April, 2015, and resigned on November 27, 2017

Background and Business Experience

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

YUM YIM WONG, Chairman of the Board of Director. Mr. Wong has joined Sleepaid Holding Company to serve as Chairman of the Board. For the past five years, Mr. Wong is a director and sales engineer at Lightben Ltd., which is an air-conditioner engineering and distributor, for such companies as Trane, Mitsubishi Heavy Industry, Daikin and Carrier. Mr. Wong has been the director for over 20 years in Lightben. The Company believes that Mr. Wong will help Sleepaid in expanding its Hong Kong and overseas markets.

TAO WANG, Chief Executive Officer, Director. Mr. Wang has been with the Company since April 2015 and is a Director of the Company and CEO. Mr. Wang founded Yuewin and has worked in Yuewin since its inception. Mr. Wang is responsible for the strategic planning for the Company.

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

QIULI CHEN, Operation Officer, Director. Ms. Chen has been with the Company since July 2015 and served as Administrative Assistant to CEO and Human Resource Manager. In January, 2017, Ms. Chen left the Company and jointed Nice Great International Limited (“Nice Great”) as Operation Officer until the acquisition of Nice Great by the Company in January 2018. Before joining the Company, during the period of September 2014 to June 2015, Ms. Chen was the general secretary assistant of the Guangzhou Association for Promotion of Science and Technology and Finance. Ms. Chen has a Bachelor of Arts degree in Economics from the University of Iowa.

Identification of Significant Employees

As of the date of this Report, other than our current directors and officers, we have 51 other full-time or part-time significant employees.

Board Meetings

During the fiscal year ended December 31, 2016, our Board of Directors held 4 meetings. No director who served during the fiscal year ended December 31, 2017 attended fewer than 75% of the meetings of the Board of Directors during that year.

Family Relationship

Currently, there are no family relationships among any of our directors and executive officers.

Board Leadership Structure and Risk Oversight Role

Our Board of Directors currently contains 4 Directors. Currently, the board of the company does not have Nominating, Audit or Compensation Committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is urgent necessary to have such committees because it believes that the functions of such committees can be adequately performed by our directors. However, the Company is under consideration to form various committees to enhance the leadership and in search of more appropriate candidates to fill in the position of Independent Directors for the various committees. We believe that such a leadership structure is suitable for the Company at its present stage of development.

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

Compliance with Section 16(A) of The Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities (collectively, “Reporting Person”) to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities of the Company. Reporting Persons are required by the SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file. As we are still in the application process for the Common stock to be listed, to our knowledge, we believe that during fiscal year ended December 31, 2017 all Reporting Persons complied with all applicable filing requirements.

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

Named Executive Officers

The named executive officers for the fiscal year ended December 31, 2017 are: Tao Wang, Current Chief Executive Officer and Chief Financial Officer; Qiuli Chen, Current Operation Officer; Riggs Cheung, Past Chief Financial Officer; and Chi Keung Henry Ching, Past Chief Operation Officer. These individuals are referred to collectively in this Annual Report on Form 10-K as the “Named Executive Officers.”

Executive Officer Compensation

The following table sets forth the annual and long-term compensation paid to our Named Executive Officers for services in all capacities to the Company during the past three years ended December 31, 2017, 2017 and 2016.

		Annual compensation			Long-term compensation
					Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other annual compensation ($)	Restricted stock award (s)($)	Securities underlying options/ SARs (#)	Payouts LTIP payouts ($)	All other compensation ($)	Total Compensation
Tao Wang,	2017	13,320	-	-	-	-	-	-	13,320
CEO, CFO	2016	11,967	-	-	-	-	-	-	11,967
	2015	10,680	-	-	-	-	-	-	10,680

Qiuli Chen, OO	2017

Riggs Cheung,	2017	-	-	-	-	-	-	-	-
CFO *	2016	-	-	-	-	-	-	-	-
	2015	-	-	-	-	-	-	-	-

Chi Keung	2017	-	-	-	-	-	-	-	-
Henry Ching,	2016	-	-	-	-	-	-	-	-
COO *	2015	-	-	-	-	-	-	-	-

_________

*Resigned Officer

As of December 31, 2017, the Company has no other Executive Compensation issues which would require the inclusion of other mandated table disclosures.

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

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards to our executive officers as of December 31, 2017 (Nil: 2017) and none have been issued during the current year (Nil: 2016).

Option Awards

No officer or director of the Company received any equity awards or holds exercisable or un-exercisable options, as of the year ended December 31, 2017 and no officer or director has been awarded any equity awards or options during the current year.

Pension, Retirement or Similar Benefit Plans

As of December 31, 2017, the Company provided contribution to pension or social insurance funds in accordance to the domestic requirements. Other than that, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of termination of employment or change in control. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation of Directors

As of December 31, 2017, our directors received no extra compensation for their service on our board of directors, except reimbursement for out of pocket expenses incurred in attending director meetings, if any.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of December 31, 2017: (i) by each person who is known by us to own beneficially more than 5% of the Common Stock, (ii) by each of our directors, (iii) by each of our executive officers and (iv) by all our directors and executive officers as a group. On such date, we had 13,663,322 shares of Common Stock outstanding.

As used in the table below, the term beneficial ownership with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the 60 days immediately following December 31, 2017. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated

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

___________

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

Related Party Transaction

The Company has outstanding loans from related parties totaling $769,515 as of December 31, 2017, compared to outstanding loans from related parties totaling $761,101 as at December 31, 2016. The loans are unsecured, non-interest bearing and are payable upon demand.

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

Board Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of Common Stock may be quoted in the future does not have any director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

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

Item 14. Principal Accounting Fees and Services

The following table presents the aggregate fees, including reimbursements for expenses, professional audit services and other services rendered by our independent registered public accounting firm Centurion ZD CPA Limited during the years ended December 31, 2017 and 2016.

	Fiscal 2017	Fiscal 2016
Audit Fees (1)	$37,000	$35,657
Audit Related Fees (2)	$--	$--
Tax Fees (3)	$--	$--
All Other Fees (4)	$--	$--

Total	$37,000	$35,657

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports. The audit fees included in fiscal year 2016 was billed by Centurion ZD CPA Limited in connection with statutory and regulatory filings or engagements in fiscal year 2016 while the audit fees included in fiscal year 2016 was billed by Centurion ZD CPA Limited for auditing our 2017 and 2016 annual financial statements and 2017 interim review.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” There were no such fees in fiscal year 2017 and 2016.

(3)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. There were no such fees in fiscal year 2017 and 2016.

(4)	All Other Fees consist of fees for products and services other than the services reported above. There were no such fees in fiscal year 2017 or 2016.

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

________

* Filed herewith

(c) Financial statements required by Regulation S-X which are excluded from the annual report to shareholders by Rule 14a-3(b).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SLEEPAID HOLDING CO.

By:	/s/ Tao Wang
Tao Wang
Chief Executive Officer
& Chief Financial Officer

Dated: April 16, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tao Wang	CEO, CFO and Director	April 16, 2018
Tao Wang	(Principal Executive Officer
Principal Financial and Accounting Officer)

/s/ Qiuli Chen	Operation Officer and Director	April 16, 2018
Qiuli Chen

/s/ Yum Yin Wong	Director and Chairman of the Board	April 16, 2018
Yum Yim Wong

SLEEPAID HOLDING CO. AND SUBSIDIARIES

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Stated in US Dollars)

Index to Consolidated Financial Statements

F-1

中正達會計師事務所有限公司

Centurion ZD CPA Limited

Certified Public Accountants (Practising)

Unit 1304, 13/F, Two Harbourfront, 22 Tak Fung Street, Hunghom, Hong Kong.

香港 紅磡 德豐街22號 海濱廣場二期 13樓1304室

Tel 電話: (852) 2126 2388 Fax 傳真: (852) 2122 9078

Email 電郵: info@czdcpa.com

Report of Independent Registered Public Accounting Firm

To: The Board of Directors and Shareholders of Sleepaid Holding Co.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sleepaid Holding Co. and its subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Centurion ZD CPA Limited

We have served as the Company's auditor since 2015.

Hong Kong, SAR

April 16, 2018

SLEEPAID HOLDING CO. AND SUBSIDIARIES FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016 (Stated in US Dollars) CONSOLIDATED BALANCE SHEETS

	Note	2017	2016

ASSETS
Current assets:
Cash and cash equivalents		$67,321	$86,101
Trade receivable, net of allowance for doubtful accounts of $70,649 for 2017 and $Nil for 2016		205,434	768,913
Short-term investments		-	14,377
Inventories, net		843,747	707,087
Advance to supplies		47,915	79,921
Loans to related parties		-	-
Other receivables	7	66,975	59,517

Total current assets		$1,231,392	$1,715,916

Non-current assets:
Property, plant and equipment, net	4	16,679	21,059
Intangible assets	5	14,943	18,049
Restricted cash		50,871	-

Total non-current assets		$82,493	$39,108

TOTAL ASSETS		$1,313,885	$1,755,024

LIABILITIES
Current liabilities:
Accounts payable	6	710,212	725,976
Accrued expenses		159,172	75,515
Advances from customer		56,796	54,112
Loans- related parties	13	769,515	761,101
Income tax payable		17,506	24,901
Other payables	8	256,365	177,636
Accrued salaries		1,874	-

Total current liabilities		$1,971,440	$1,819,241

TOTAL LIABILITIES		$1,971,440	$1,819,241

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding		$-	$-
Common stock, $0.001 par value; 65,000,000 shares authorized; 13,663,322 and 13,663,322 shares issued and outstanding, respectively		13,663	13,663
Additional paid in capital		155,883	155,883
Accumulated other comprehensive loss		(165,757)	(178,566)
(Accumulated loss)/retained earnings		$(661,344)	$(55,197)

TOTAL STOCKHOLDERS’ EQUITY		$(657,555)	$(64,217)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$1,313,885	$1,755,024

See accompanying notes to the consolidated financial statements

SLEEPAID HOLDING CO. AND SUBSIDIARIES FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016 (Stated in US Dollars) CONSOLIDATED STATEMENTS OF OPERATIONS

	Note	2017	2016

Net revenue		$1,870,164	$2,778,343
Direct costs		(1,494,087)	(1,971,407)

Gross profit		$376,077	$806,936

Operating expenses
Selling expenses		444,621	175,130
General and administrative expenses		513,297	797,027

Total operating expenses		957,918	972,157

(Loss)/income from operations		$(581,841)	$(165,221)

Non-operating income (expense)
Interest expenses		(24,031)	-
Interest income		796	518
Other expenses		(1,054)	(1,445)
Other income		9	1,785

Total non-operating income (expenses)		(24,280)	858

(Loss)/income before income taxes		$(606,121)	$(164,363)

Income tax	9	(26)	(1,102)

Net (loss)/income		$(606,147)	$(165,465)

Comprehensive income statement
Net (loss)/income		(606,147)	(165,465)
Foreign currency translation adjustment		12,809	(35,728)

Comprehensive loss		$(593,338)	$(196,193)

Basic earnings per share of common stock		$(0.044)	$(0.012)
Diluted earnings per share		$(0.044)	$(0.012)

Weighted average number of common shares outstanding – basic and diluted		13,663,322	13,632,495

See accompanying notes to the consolidated financial statements

SLEEPAID HOLDING CO. AND SUBSIDIARIES FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016 (Stated in US Dollars) CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
ACCUMULATED OTHER COMPREHENSIVE INCOME

	Number of shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings (accumulated losses)	Total

Balance, January 1, 2016	10,000,000	$10,000	$91,720	$(142,838)	110,268	$69,150
Recapitalization	3,663,322	3,663	64,163	-	-	67,826
Exchange reserve	-	-	-	(35,728)	-	(35,728)
Net income	-	-	-	-	(165,465)	(165,465)

Balance, December 31, 2016	13,663,322	$13,663	$155,883	$(178,566)	(55,197)	$(64,217)

Balance, January 1, 2017	13,663,322	$13,663	$155,883	$(178,566)	(55,197)	$(64,217)
Exchange reserve	-	-	-	12,809	-	12,809
Net loss	-	-	-	-	(606,147)	(606,147)

Balance, December 31, 2017	13,663,322	$13,663	$155,883	$(165,757)	(661,344)	$(657,555)

See accompanying notes to the consolidated financial statements

SLEEPAID HOLDING CO. AND SUBSIDIARIES FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016 (Stated in US Dollars) CONSOLIDATED STATEMENTS OF CASH FLOWS

	Notes	2017	2016

Cash flows (used in)/provided by operating activities:
Net (loss)/income		$(606,147)	$(165,465)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization		9,688	9,665
Gain on disposal		-	(1,785)
Allowance for doubtful accounts		68,029	-
Consultancy fee		15,671	16,365

Changes in assets and liabilities:
(Increase) decrease in assets
Trade receivable		525,687	(649,580)
Inventories		(84,568)	47,707
Advances to suppliers		36,134	(69,226)
Restricted cash		(48,985)	-
Other receivables		(2,021)	12,414
Prepaid expenses		(18,219)	(18,861)

Increase (decrease) in liabilities
Accounts payable		(63,459)	346,644
Advances from customer		(1,015)	(13,836)
Accrued expenses		81,043	40,750
Income tax payable		(8,777)	(4,895)
Other payables		63,706	145,649

Total adjustments		$572,914	$(138,989)

Net cash (used in)/provided by operating activities		$(33,233)	$(304,454)

See accompanying notes to the consolidated financial statements

SLEEPAID HOLDING CO. AND SUBSIDIARIES

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Stated in US Dollars)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Notes	2017	2016

Cash flows used in investing activities:
Purchase of property, plant and equipment		-	(42,037)
Proceeds from sale of property, plant and equipment		-	2,709
Short-term investment		14,800	(15,053)

Net cash used in investing activities		$14,800	$(54,381)

Cash flows provided by/(used in) financing activities:
Principal repayments to bank		-	-
Issuance of common stock		-	22,521
Loan from director		(272,873)	143,726
Loan from related parties		267,866	101,466

Net cash provided by/(used in) financing activities		$(5,007)	$267,713

Net decrease in cash and cash equivalents		$(23,440)	$(91,122)

Effect of foreign currency translation		4,660	(6,787)
Cash and cash equivalents – beginning of year		86,101	184,010

Cash and cash equivalents – end of year		$67,321	$86,101

Supplementary disclosure of cash flow information:
Interest paid		$(24,031)	$-
Issuance of 3,655,815 shares of common stock at $0.001 par value for payment of consultancy fee with no cash flow effect		-	45,332

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

_________

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

Level 1 – observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets.

Level 2 – other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.).

Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).

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

The exchange rates used to translate amounts in HK$ and RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	2017	2016
Year end HKD: USD exchange rate	7.8128	7.7565
Average yearly HKD: USD exchange rate	7.7926	7.7622

	2017	2016
Year end RMB: USD exchange rate	6.5063	6.9557
Average yearly RMB: USD exchange rate	6.7569	6.6433

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

(m) Recently implemented standards

FASB Clarifies the Definition of a Business. The FASB has issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, clarifying the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business.

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

FASB Amends SEC Paragraphs related to Revenue Recognition and Leases Standards for Public Business Entities. The FASB has issued Accounting Standards Update (ASU) No. 2017-13.This ASU adds, amends, and supersedes SEC paragraphs of the Accounting Standards Codification (ASC) related to the adoption and transition provisions of ASU No. 2014-09, Revenue From Contracts with Customers and ASU 2016-02, Leases, for public business entities. The ASU is titled ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.

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

Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectability of outstanding accounts receivable. The Company evaluates the credit risk of its customers utilizing historical data and estimates of future performance. Bad debts are written off as incurred. During the reporting year 2017, there was an allowance of doubtful debts of $70,649.

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

(r) Operating lease rental

The Company did not have a lease that met the criteria of a capital lease. Leases that do not qualify as a capital lease are classified as an operating lease. Operating lease rental expenses included in selling, general and administrative expenses for the year ended December 31, 2017 and December 31, 2016 were $57,984 and $70,845, respectively

(s) Selling expenses

Selling expenses include store-related expense, other than store occupancy costs, as well as advertising, depreciation and amortization, and certain expenses associated with operating the Company’s corporate headquarters.

(t) Advertising costs

The Company expensed all advertising costs as incurred. Advertising expenses, net of reimbursement from suppliers, amounted to $10,907 and $29,580 for the years ended December 31, 2017 and 2016 respectively. Advertising expense is included in selling expense and general administrative expense in the accompanying consolidated statements of income.

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

The total amounts for such employee benefits which were expensed were $41,384 and $39,039 for the years ended December 31, 2017 and 2016, respectively.

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

The Company estimates fair value of common stock awards based the quoted price of the Company’s common stock on the date of grant. The fair value of stock options and warrants is determined using the Black-Scholes option pricing model.

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

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially expose the company to concentrations of credit risk, consists of cash and accounts receivable as of December 31, 2017 and 2016. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure sound collections and minimize credit losses exposure.

As of December 31, 2017 and 2016, all the Company’s bank deposits were conducted with banks in the PRC where there is currently no rule or regulation mandated on obligatory insurance of bank accounts.

For the year ended December 31, 2017 and 2016, all of the Company’s sales were generated from the PRC.

The maximum amount of loss exposure due to credit risk that the Company would bear if the counter parties of the financial instruments failed to perform represents the carrying amount of each financial asset on the balance sheet.

Normally, the Company does not require collateral from customers or debtors.

Accounts Receivable

Customer	As at December 31, 2017		As at December 31, 2016
A	$233,246	12%	$372,009	48%
B	175,093	9%	195,915	26%
C	157,489	8%	36,323	5%
D	154,072	8%	32,249	4%
Total	$719,900	37%	$637,596	83%

Accounts Payable

Supplier	As at December 31, 2017		As at December 31, 2016
AA	$407,433	23%	$167,075	23%
BB	384,994	22%	155,093	21%
CC	163,542	9%	118,124	16%
DD	126,489	7%	64,696	9%
EE	87,043	5%	46,768	6%
Total	$1,169,501	66%	$551,754	75%

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net comprise the following:

	December 31, 2017	December 31, 2016

At cost
Furniture and fixtures	$8,246	$7,714
Office equipment	21,709	20,385
Motor vehicles	25,360	23,722

Total property, plant and equipment	$55,315	$51,821
Less: accumulated depreciation	(38,636)	(30,762)

Total property, plant and equipment, net	$16,679	$21,059

Depreciation expense included in the selling expenses for the years ended December 31, 2017 and 2016 were $105 and $725.

Depreciation expense included in the general and administrative expenses for the years ended December 31, 2017 and 2016 were $5,506 and $5,484 respectively.

NOTE 5. INTANGIBLE ASSETS

Intangible assets, net comprise the following:

	December 31, 2017	December 31, 2016

At cost
Trademark	1,537	1,548
Computer software	$21,170	$19,801

Total intangible assets	$22,707	$21,349
Less: accumulated amortization	(7,764)	(3,300)

Total intangible assets, net	$14,943	$18,049

Amortization expense included in the general and administrative expenses for the years ended December 31, 2017 and 2016 were $4,077 and $3,456.

NOTE 6. ACCOUNT PAYABLES

Account payables were comprised of the following:

	December 31, 2017	December 31, 2016

Trade payables	$710,212	$725,976

NOTE 7. OTHER RECEIVABLES

Other receivables were comprised of the following:

	December 31, 2017	December 31, 2016

Disbursement and advances to employees	15,500	12,536
Deposit paid	51,475	46,981

	$66,975	$59,517

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. OTHER PAYABLES

The other payables were comprised of the following:

	December 31, 2017	December 31, 2016

Loan advances from unrelated parties	$223,232	$170,712
Deposit received	9,222	6,644
Sundries	23,911	280

	$256,365	$177,636

NOTE 9. INCOME TAXES

The Company is subject to the Federal Income tax rate of 34%, PRC Enterprise Income tax rate of 25% and Hong Kong profits tax rate of 16.5%.

A reconciliation of the provision for income taxes with amounts determined by applying the statutory Federal income tax rate of 34% to income before income taxes is as follows:

	December 31, 2017	December 31, 2016

Loss before income tax	$(52,671)	$(50,915)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable income	$(52,671)	$(50,915)
Federal Income Tax rate	34%	34%
Current tax credit	$17,908	$17,311
Less: Valuation allowance	(17,908)	(17,311)

Income tax expenses	$-	$-

A reconciliation of the provision for income taxes with amounts determined by applying the Hong Kong profits rate of 16.5% to income before income taxes is as follows:

	December 31, 2017	December 31, 2016

Loss before income tax	$(50,498)	$(55,153)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable income	$(50,498)	$(55,153)
Hong Kong Income Tax rate	16.5%	16.5%
Current tax credit	$8,332	$9,100
Less: Valuation allowance	(8,332)	(9,100)

Income tax expenses	$-	$-

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. INCOME TAXES (CONTINUED)

Sleepaid Household and Yuewin were incorporated in the PRC and are subjected to income taxes under the current laws of the PRC. The EIT rate of PRC was 25% for the year ended December 31, 2017 and 2016.

Profit (loss) before income tax of $(502,952) and $$(58,295) for the year ended December 31, 2017 and 2016, respectively, were attributed to operations in China. The income tax expenses consisted of the following:

	December 31, 2017	December 31, 2016

Profit (Loss) before income tax	$(502,952)	$(58,295)
Temporary Difference	503,057	69,312
Permanent Difference	-	(6,609)
Taxable income	$105	$4,408
China Enterprise Income Tax rate	25.0%	25.0%
Current tax expenses	$26	$1,102
Less: Valuation allowance	-	-
	$26	$1,102

No deferred tax asset has been provided for the year ended December 31, 2017 and 2016.

NOTE 10. COMMITMENTS AND CONTINGENCIES

The Company has operating lease agreements for office premises, which expiring through December 31, 2017. Future minimum rental payments under agreements classified as operating leases with non-cancellable terms for the next one year and thereafter as follows:

Year ending December 31,	2017	2016
2017	-	41,546
2018 and thereafter	40,847	-

Total	$40,847	$41,546

Rental expense paid for the year ended December 31, 2017 and 2016 were $57,984 and $70,845 respectively.

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

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. NET INCOME (LOSS) PER SHARE

A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share (“EPS”) is provided as follows:

	December 31, 2017	December 31, 2016
Numerator
Net (loss)/income	$(606,147)	$(165,465)

Denominator
Weighted average shares – Basic EPS	13,663,322	13,632,495
Weighted average shares – Diluted EPS	13,663,322	13,632,495

Net income (loss) per share – Basic and Diluted
EPS - basic and diluted	$(0.044)	$(0.012)

NOTE 13. RELATED PARTY TRANSACTIONS

Related party transactions comprised of loans from related parties and from director by director current account. As of December 31, 2017 and December 31, 2016, the loans from related parties were $769,515 and $761,101. All of these loans were provided for the Company’s working capital, did not have collateral, bear no interest and repayable on demand.

Detailed loans from related parties are listed as below:

	December 31, 2017	December 31, 2016

Cheung, Kuen Harry (a)	$467,925	$460,306
Cheung, Hang Dennis (b)	50,720	48,104
Yugosu International Limited (c)	250,870	252,691

Total loans from related parties	$769,515	$761,101

________

(a)	Major shareholders of Amax Deluxe Ltd (major shareholder of Sleepaid Holding Co.)
(b)	Close family member of Cheung, Kuen Harry.
(c)	With common shareholder Cheung, Kuen Harry.

NOTE 14. GOING CONCERN

As of December 31, 2017, the Company has accumulated deficits of $661,344, and its current liabilities exceed its current assets resulting in negative working capital of $740,048. In view of the matters described above, recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company’s ability to raise additional financing and to succeed in its future operations. The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. SUBSEQUENT EVENTS

The Company has evaluated all other subsequent events through April 16, 2018, the date these financial statements were issued, and determined that the only subsequent events or transactions that require recognition or disclosures in the financial statements was as follow:

On January 18, 2018, Sleepaid Holding Company (“Sleepaid”) acquired all the issued and outstanding share capital of Nice Great International Limited (“Nice Great”), a corporation formed under the laws of Hong Kong. In accordance with the terms of the Sale and Purchase Agreement (the “Agreement”) between the parties, Sleepaid issued an aggregate 50,000 shares of the common stock of Sleepaid (the “Sleepaid Shares”) to the shareholders of Nice Great (the “Nice Great Shareholders”). In return, the Nice Great Shareholders transferred all issued and outstanding shares of Nice Great to Sleepaid. Nice Great is now a wholly-owned subsidiary of Sleepaid. On the same date, Ms. Qiuli Chen was appointed as Operation Officer and Director of Sleepaid.

On March 6, 2018, Sleepaid Holding Company (“Sleepaid”) decided to sell its wholly owned subsidiary, Yugosu Investment Limited and its subsidiaries (collectively “Yugosu”), to ZZLL Information Technology, Inc. (“ZZLL”), an unrelated third party, in exchange for shares of ZZLL common stock. In accordance with the terms of the Share Exchange Agreement (“the Agreement”) between Sleepaid and ZZLL, ZZLL will issue an aggregate 12,000,000 shares of the common stock of ZZLL (“the ZZLL Shares”) to Sleepaid, which shall dividend those shares out to Sleepaid Shareholders of record (“Sleepaid Shareholders”). In return, Sleepaid will transfer all issued and outstanding shares of Yugosu Investment Limited and Yugosu’s subsidiaries to ZZLL’s wholly owned subsidiary Syndicore Asia Limited (“SAL”). Yugosu will be a wholly-owned subsidiary of SAL. Sleepaid Shareholders will continue to retain their current share position in Sleepaid, in addition to receiving the shares of ZZLL.

Subsequent the financial year ended December 31, 2017, the Company (“the defendant”) has a lawsuit with Zhangjiagang Coolist Life Technology Co., Ltd. (“the plaintiff”) regarding the unpaid amount for the goods purchased from the plaintiff. No provision has been made for any material loss that is probable from the lawsuit currently pending (Case No. (2017) 粵0113民初字683號). On January 2, 2018, the court made the decision that the defendant had to repay the plaintiff the amount of goods purchased USD 178,614 (RMB 1,162,115) in addition of interest for the amount of USD 8,259 (RMB 55,804). On January 24, 2018, the defendant decided to make the appeal and the application was accepted. The Company is awaiting notice for the appeal hearing from the Court.

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

