Form 10-Q
period 2018-03-31
Sleepaid Holding Co.
filed 2018-05-21
CIK 1643319

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 14, 2018, the Registrant had 13,713,322 shares of common stock issued and outstanding.

SLEEPAID HOLDING CO.

PART I. FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENT

SLEEPAID HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Notes	March 31, 2018	December 31, 2017
		(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents		$26,107	$67,321
Trade receivable, net of allowance for doubtful accounts of $73,187 for March 31, 2018 and $70,649 for Dec 31, 2017		191,692	205,434
Inventories, net		868,597	843,747
Advances to suppliers		46,684	47,915
Other receivables	7	75,680	66,975
Total current assets		1,208,760	1,231,392
Non-current assets:
Property, plant and equipment, net	4	16,261	16,679
Intangible assets	5	15,053	14,943
Restricted cash		56,893	50,871
Total non-current assets		88,207	82,493
TOTAL ASSETS		$1,296,967	$1,313,885
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	6	$786,026	$710,212
Accrued expense		181,718	159,172
Advances from customer		61,600	56,796
Loans from related parties	13	785,108	769,515
Income tax payables		16,797	17,506
Other payables	8	262,743	256,365
Other tax payables		-	1,874
Total current liabilities		2,093,992	1,971,440
TOTAL LIABILITIES		$2,093,992	$1,971,440

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 authorized; none issued and outstanding		-	-
Common stock, $0.001 par value, 65,000,000 authorized; 13,713,322 and 13,663,322 shares issued and outstanding, at March 31, 2018 and December 31, 2017 respectively		13,713	13,663
Additional paid-in capital		175,833	155,883
Accumulated other comprehensive (loss) income		(166,917)	(165,757)
(Accumulated loss)/ retained earnings		(819,654)	(661,344)
TOTAL STOCKHOLDERS’ EQUITY		(797,025)	(657,555)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$1,296,967	$1,313,885

See accompanying notes to unaudited consolidated financial statements

SLEEPAID HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

		(Unaudited)
	Notes	Three Months Ended March 31,
		2018	2017

Net revenue		$401,009	$580,387
Cost of sales		(338,468)	(451,024)
Gross profit		62,541	129,363

Operating expenses:
Selling expenses		113,546	89,525
General and administrative expenses		103,139	181,620
Total operating loss		216,685	271,145
Income (Loss) from operations		(154,144)	(141,782)

Non-operating income (expense):
Interest income		26	571
Interest expenses		(3,932)	-
Other income		-	9
Other expenses		(278)	(455)
Total non-operating income (expense)		(4,184)	125

Income (Loss) before income taxes		(158,328)	(141,657)
Income taxes	9	-	-
Net income (loss)	12	(158,328)	(141,657)

Comprehensive income statement:
Net income (loss)		(158,328)	(141,657)
Foreign currency translation adjustment		(1,160)	92
Comprehensive Income (Loss)		$(159,488)	$(141,565)

Basic earnings (loss) per share of common stock	12	$(0.012)	$(0.010)
Diluted earnings (loss) per share	12	$(0.012)	$(0.010)
Weighted average shares used in calculating loss per common stock – basic		13,703,878	13,663,322
Weighted average shares used in calculating loss per common stock – diluted		13,703,878	13,663,322

See accompanying notes to unaudited consolidated financial statements

SLEEPAID HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

		(Unaudited)
		Three Months Ended March 31,
	Notes	2018	2017

Cash flows provided by (used for) operating activities:
Net income (loss)	12	$(158,328)	$(141,657)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and Amortization		1,807	2,451
Consultancy fee		3,324	4,463
Changes in assets and liabilities:
Trade receivable		20,865	536,135
Inventories		5,394	(158,544)
Advances to suppliers		2,916	(190,410)
Other receivables		(11,770)	3,106
Prepaid expenses		16,304	(1,188)
Restricted cash		(4,143)	-
Accounts payable		49,687	(122,404)
Other payables		(2,770)	47,223
Advances from customer		2,730	28,196
Tax payables		(1,321)	(14,331)
Accrued liabilities		16,107	7,016
Net cash provided by (used for) operating activities		(59,198)	56
Cash flows provided by (used for) investing activities:
Purchases of property, plant and equipment		(442)	-
Short-term Investments		-	14,516
Net cash provided by (used for) investing activities		(442)	14,516
Cash flows provided by (used for) financing activities:
Loans from related parties		9,758	27,961
Issuance of common stock		-	-
Net cash provided by (used for) financing activities		9,758	27,961

Net increase (decrease) in cash		(49,882)	42,533
Effect of foreign currency translation		1,684	702
Cash – beginning of period		74,305	86,101
Cash – end of period		$26,107	$129,336
Supplemental disclosures of cash flow information:
Interest paid		$(3,932)	$-
Issuance of 50,000 shares of common stock at $0.4 par value for acquisition of Nice Great International Ltd		$20,000	$-

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

Nice Great International Limited (“Nice Great”) was established in June, 2016, a corporation formed under the laws of Hong Kong. On January 2018, Sleepaid acquired all the issued and outstanding share capital of Nice Great. Sleepaid issued an aggregate 50,000 shares of the common stock of Sleepaid (the “Sleepaid Shares”) to the shareholders of Nice Great (the “Nice Great Shareholders”), of which one of the Nice Great Shareholders holding 1% of Nice Great shareholdings is a manager of Yugosu. In return, the Nice Great Shareholders transferred all issued and outstanding shares of Nice Great to Sleepaid. After the completion, Nice Great is a wholly-owned subsidiary of Sleepaid. Nice Great focused on the design, development, and prototype making of mini electrical products, such as air purifiers, humidifiers, multi-function fans, heaters and other similar goods. Nice Great and Sleepaid foresee increased demand in the market for air purifiers, especially in the Asia Pacific region, due to heavy pollution.

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

The following table depicts the identity of the subsidiary:

Name of Subsidiary	Place of Incorporation	Attributable Equity Interest %	Registered Capital
Yugosu Investment Limited (1)	Hong Kong	100	HKD 10,000
Nice Great International Limited (1)	Hong Kong	100	HKD 100
Guangzhou Sleepaid Household Supplies Co., Ltd (2)	PRC	100	RMB 3,000,000
Yuewin Trading Ltd (3)	PRC	100	RMB 500,000

____________

Note:	(1)	Wholly owned subsidiary of Sleepaid Holding Company
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

The exchange rates used to translate amounts in HK$ and RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

For the three months and year ended, (Average Rate)	Mar. 31, 2018		Dec 31, 2017		Mar. 31, 2017
Chinese Renminbi (RMB)	RMB	6.35819	RMB	6.75690	RMB	6.88912
United States dollar ($)		$1.00000		$1.00000		$1.00000

As of (Closing Rate)	Mar. 31, 2018		Dec 31, 2017		Mar. 31, 2017
Chinese Renminbi (RMB)	RMB	6.28068	RMB	6.50630	RMB	6.89116
United States dollar ($)		$1.00000		$1.00000		$1.00000

For the three months and year ended, (Average Rate)	Mar. 31, 2018		Dec 31, 2017		Mar. 31, 2017
Hong Kong (HKD)	HKD	7.82750	HKD	7.79259	HKD	7.76056
United States dollar ($)		$1.0000		$1.00000		$1.00000

As of (Closing Rate)	Mar. 31, 2018		Dec 31, 2017		Mar. 31, 2017
Hong Kong (HKD)	HKD	7.84906	HKD	7.81280	HKD	7.77069
United States dollar ($)		$1.00000		$1.00000		$1.00000

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

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(k) Recently issued accounting guidance

FASB Simplifies Adoption of New Leases Standard for Certain Land Easements. The FASB has issued Accounting Standards Update (ASU) No. 2018-01, Leases (Topic 842):Land Easement Practical Expedient for Transition to Topic 842, which clarifies the application of the new leases guidance to land easements and eases adoption efforts for some land easements.

ASU 2018-01 is expected to reduce the cost of adopting the new leases standard for certain land easements. It is also an attempt to help ensure that companies can make a successful transition to the standard without compromising the quality of information provided to investors about these transactions.

Land easements (also commonly referred to as rights of way) represent the right to use, access, or cross another entity’s land for a specified purpose. Land easements are used by utility and telecommunications companies, for example, when they need to take a small strip of land, or easement, to bury wires. Not all companies have historically accounted for them as leases.

Stakeholders pointed out that the requirement to evaluate all old and existing land easements, sometimes numbering in the tens of thousands, to determine if they meet the definition of a lease under the new standard could be very costly. They also noted there would be limited benefit to applying this requirement, as many of their land easements would not meet the definition of a lease, or even if they met that definition, many of their easements are prepaid and, therefore, already are recognized on the balance sheet.

The land easements ASU addresses this by:

•	Providing an optional transition practical expedient that, if elected, would not require an organization to reconsider their accounting for existing land easements that are not currently accounted for under the old leases standard; and

•	Clarifying that new or modified land easements should be evaluated under the new leases standard, once an entity has adopted the new standard.

The FASB issued an Accounting Standards Update (ASU) that helps organizations address certain stranded income tax effects in accumulated other comprehensive income (AOCI) resulting from the Tax Cuts and Jobs Act.

ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, provides financial statement preparers with an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded.

The ASU requires financial statement preparers to disclose:

•	A description of the accounting policy for releasing income tax effects from AOCI;

•	Whether they elect to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act; and

•	Information about the other income tax effects that are reclassified.

The amendments affect any organization that is required to apply the provisions of Topic 220, Income Statement—Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP.

The amendments are effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Organizations should apply the proposed amendments either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized.

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(k) Recently issued accounting guidance (continued)

FASB Issues Corrections and Improvements to Financial Instruments. The FASB has issued Accounting Standards Update (ASU) No. 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, that clarifies the guidance in ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10), as follows:

•	Issue 1: Equity Securities without a Readily Determinable Fair Value— Discontinuation. The amendment clarifies that an entity measuring an equity security using the measurement alternative may change its measurement approach to a fair value method in accordance with Topic 820,Fair Value Measurement, through an irrevocable election that would apply to that security and all identical or similar investments of the same issuer. Once an entity makes this election, the entity should measure all future purchases of identical or similar investments of the same issuer using a fair value method in accordance with Topic 820.

•	Issue 2: Equity Securities without a Readily Determinable Fair Value— Adjustments. The amendment clarifies that the adjustments made under the measurement alternative are intended to reflect the fair value of the security as of the date that the observable transaction for a similar security took place.

•	Issue 3: Forward Contracts and Purchased Options. The amendment clarifies that remeasuring the entire value of forward contracts and purchased options is required when observable transactions occur on the underlying equity securities.

•	Issue 4: Presentation Requirements for Certain Fair Value Option Liabilities. The amendment clarifies that when the fair value option is elected for a financial liability, the guidance in paragraph 825-10- 45-5 should be applied, regardless of whether the fair value option was elected under either Subtopic 815-15,Derivatives and Hedging— Embedded Derivatives, or 825-10, Financial Instruments— Overall.

•	Issue 5: Fair Value Option Liabilities Denominated in a Foreign Currency. The amendments clarify that for financial liabilities for which the fair value option is elected, the amount of change in fair value that relates to the instrument-specific credit risk should first be measured in the currency of denomination when presented separately from the total change in fair value of the financial liability. Then, both components of the change in the fair value of the liability should be remeasured into the functional currency of the reporting entity using end-of-period spot rates.

•	Issue 6: Transition Guidance for Equity Securities without a Readily Determinable Fair Value. The amendment clarifies that the prospective transition approach for equity securities without a readily determinable fair value in the amendments in ASU No. 2016-01 is meant only for instances in which the measurement alternative is applied. An insurance entity subject to the guidance in Topic 944,Financial Services— Insurance, should apply a prospective transition method when applying the amendments related to equity securities without readily determinable fair values. An insurance entity should apply the selected prospective transition method consistently to the entity’s entire population of equity securities for which the measurement alternative is elected.

For public business entities, ASU 2018-03 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Public business entities with fiscal years beginning between December 15, 2017, and June 15, 2018, are not required to adopt ASU 2018-03 until the interim period beginning after June 15, 2018, and public business entities with fiscal years beginning between June 15, 2018, and December 15, 2018, are not required to adopt these amendments before adopting the amendments in ASU 2016-01. For all other entities, the effective date is the same as the effective date in ASU 2016-01.

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(k) Recently issued accounting guidance (continued)

All entities may early adopt ASU 2018-03 for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, as long as they have adopted ASU 2016-01.

FASB Adds SEC Guidance to the Codification on the Tax Cuts and Jobs Act. The FASB has issued Accounting Standards Update (ASU) No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. ASU 2018-05 amends certain SEC material in Topic 740 for the income tax accounting implications of the recently issued Tax Cuts and Jobs Act (Act).

ASU 2018-05 adds the following guidance, among other things, to the FASB Accounting Standards Codification™ regarding the Act:

•	Question 1:If the accounting for certain income tax effects of the Act is not completed by the time a company issues its financial statements that include the reporting period in which the Act was enacted, what amounts should a company include in its financial statements for those income tax effects for which the accounting under Topic 740 is incomplete?

•	Answer 1:In a company’s financial statements that include the reporting period in which the Act was enacted, a company must first reflect the income tax effects of the Act in which the accounting under Topic 740 is complete. These completed amounts would not be provisional amounts. The company would then also report provisional amounts for those specific income tax effects of the Act for which the accounting under Topic 740 will be incomplete but a reasonable estimate can be determined. For any specific income tax effects of the Act for which a reasonable estimate cannot be determined, the company would not report provisional amounts and would continue to apply Topic 740 based on the provisions of the tax laws that were in effect immediately prior to the Act being enacted. For those income tax effects for which a company was not able to determine a reasonable estimate (such that no related provisional amount was reported for the reporting period in which the Act was enacted), the company would report provisional amounts in the first reporting period in which a reasonable estimate can be determined.

•	Question 2: If an entity accounts for certain income tax effects of the Act under a measurement period approach, what disclosures should be provided?

•	Answer 2: The staff believes an entity should include financial statement disclosures to provide information about the material financial reporting impacts of the Act for which the accounting under Topic 740 is incomplete, including:

a)	Qualitative disclosures of the income tax effects of the Act for which the accounting is incomplete;

b)	Disclosures of items reported as provisional amounts;

c)	Disclosures of existing current or deferred tax amounts for which the income tax effects of the Act have not been completed;

d)	The reason why the initial accounting is incomplete;

e)	The additional information that is needed to be obtained, prepared, or analyzed in order to complete the accounting requirements under Topic 740;

f)	The nature and amount of any measurement period adjustments recognized during the reporting period;

g)	The effect of measurement period adjustments on the effective tax rate; and

h)	When the accounting for the income tax effects of the Act has been completed.

ASU 2018-05 is effective upon inclusion in the FASB Codification.

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

Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectability of outstanding accounts receivable. The Company evaluates the credit risk of its customers utilizing historical data and estimates of future performance. Bad debts are written off as incurred. During the reporting years, there were an bad debts of $73,187.

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

(p) Operating lease rental

The Company did not have a lease that met the criteria of a capital lease. Leases that do not qualify as a capital lease are classified as an operating lease. Operating lease rental expenses included in selling, general and administrative expenses for the three months ended March 31, 2018 and 2017 were $16,572 and $18,234, respectively

(q) Selling expenses

Selling expenses include store-related expense, other than store occupancy costs, as well as advertising, depreciation and amortization, and certain expenses associated with operating the Company’s corporate headquarters.

(r) Advertising costs

The Company expensed all advertising costs as incurred. Advertising expenses, net of reimbursement from suppliers, amounted to $8,107 and $7,544 for the three months ended March 31, 2018 and 2017 respectively. Advertising expense is included in selling expense in the accompanying consolidated statements of income.

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

The total amounts for such employee benefits which were expensed were $7,455 and $8,845 for the three months ended March 31, 2018 and 2017, respectively.

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

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially expose the company to concentrations of credit risk, consists of cash and accounts receivable as of March 31, 2018 and December 31, 2017. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure sound collections and minimize credit losses exposure.

As of March 31, 2018 and December 31, 2017, the Company’s bank deposits conducted with banks in the PRC where there is currently no rule or regulation mandated on obligatory insurance of bank accounts.

For the three months ended March 31, 2018 and year ended December 31, 2017, all of the Company’s sales were generated from the PRC.

The maximum amount of loss exposure due to credit risk that the Company would bear if the counter parties of the financial instruments failed to perform represents the carrying amount of each financial asset on the balance sheet.

Normally, the Company does not require collateral from customers or debtors.

Accounts Receivable：

Customer	As at March 31, 2018		As at December 31, 2017
A	$79,935	20%	$233,246	12%
B	44,166	11%	175,093	9%
C	43,796	11%	157,489	8%
D	39,776	10%	154,072	8%
Total	$207,673	52%	$719,900	37%

Accounts Payable：

Supplier	As at March 31, 2018		As at December 31, 2017
A	$74,971	29%	$407,433	23%
B	71,487	28%	384,994	22%
C	38,162	15%	163,542	9%
D	35,760	14%	126,489	7%
E	11,434	4%	87,043	5%
Total	$231,814	90%	$1,169,501	66%

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. PROPERTY, PLANT AND EQUIPMENT, NET

Details of property, plant and equipment are as follows:

	March 31, 2018	December 31, 2017
At cost
Furniture and fixtures	$8,542	$8,246
Office equipments	22,893	21,709
Motor vehicles	26,271	25,360
	57,706	55,315
Less: accumulated depreciation	(41,445)	(38,636)
	$16,261	$16,679

Depreciation expense included in the general and administrative expenses for the three months ended March 31, 2018 and 2017 were $1,446 and $1,501 respectively.

NOTE 5. INTANGIBLE ASSETS

Intangible assets, net comprise the following:

	March 31, 2018	December 31, 2017
At cost
Trademark	$1,529	$1,537
Computer software	21,930	21,170
	23,459	22,707
Less: accumulated depreciation	(8,406)	(7,764)
	$15,053	$14,943

Amortization expense included in the general and administrative expenses for the three months ended March 31, 2018 and 2017 were $361 and $950 respectively..

NOTE 6. ACCOUNT PAYABLES

Account payables were comprised of the following:

	March 31, 2018	December 31, 2017

Trade payables	$786,026	$710,212

NOTE 7. OTHER RECEIVABLES

Other receivables were comprised of the following:

	March 31, 2018	December 31, 2017

Disbursement and advances to employees	$27,972	$15,500
Research development project deposit *	14,690
Deposit paid	$33,018	$51,475
	$75,680	$66,975

________

*	Research development project deposit from the acquisition of Nice Great International Limited, the project is still under process and the Company’s management considered to value the deposit at cost.

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. OTHER PAYABLES

Other payables were comprised of the following:

	March 31, 2018	December 31, 2017

Loan advances from unrelated parties	$231,136	$223,232
Deposit received	9,553	9,222
Sundries	22,054	23,911
	$262,743	$256,365

NOTE 9. INCOME TAXES

The Company is subject to the Federal Income tax rate of 34% and Hong Kong profits tax rate of 16.5%. No provision for income taxes in the United States and Hong Kong or elsewhere has been made as the Company had no taxable income for the quarter ended March 31, 2018 and year ended December 31, 2017.

A reconciliation of the provision for income taxes with amount determined by applying the statutory Federal income tax rate of 34% to income before income taxes is as follow:

	March 31, 2018	December 31, 2017
Profit (Loss) before income tax	$(6,324)	$(52,671)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable income	$(6,324)	$(52,671)
Federal Income Tax rate	34%	34%
Current tax credit	$2,151	$17,908
Less: Valuation allowance	(2,151)	(17,908)
Income tax expenses	$-	$-

A reconciliation of the provision for income taxes with amounts determined by applying the Hong Kong profit rate of 16.5% to income before income taxes is as follows:

	March 31, 2018	December 31, 2017
Profit (Loss) before income tax	$(121,776)	$(50,498)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable income	$(121,776)	$(50,498)
Hong Kong Profit Tax rate	16.5%	16.5%
Current tax credit	$20,093	$8,332
Less: Valuation allowance	(20,093)	(8,332)
Income tax expenses	$-	$-

Sleepaid Household and Yuewin were incorporated in the PRC and are subjected to income taxes under the current laws of the PRC. The EIT rate of PRC was 25% for the quarter and year ended March 31, 2018 and December 31, 2017.

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. INCOME TAXES (CONTINUED)

Profit (Loss) before income tax of $(136,429) and $(502,952) for the quarter and year ended March 31, 2018 and December 31, 2017, respectively, were attributed to operations in China. The income tax expenses consisted of the following:

	March 31, 2018	December 31, 2017
Profit (Loss) before income tax	$(136,429)	$(502,952)
Temporary Difference	-	503,057
Permanent Difference	-	-
Taxable income	$(136,429)	$105
China Enterprise Income Tax rate	25%	25%
Current tax expenses	$34,107	$26
Less: Valuation allowance	(34,107)	-
Income tax expenses	$-	$26

No deferred tax has been provided for the quarter and year ended March 31, 2018 and December 31, 2017.

NOTE 10. COMMITMENTS AND CONTINGENCIES

The Company has operating lease agreements for office premises, which expiring through March 31, 2018. Future minimum rental payments under agreements classified as operating leases with non-cancellable terms for the next one year and thereafter as follows:

Period ending March 31,	2018	2017

2018 and thereafter	26,445	30,048
	$26,445	$30,048

Rental expense paid for the three months ended March 31, 2018 and 2017 were $10,852 and $18,234 respectively.

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

In 2018, the Company is regarded as a single operating segment, being engaged in the operating of mattress and bedroom products retail outlets. This principal activity and geographical market are substantially based in Hong Kong and the Mainland China, accordingly, no operating or geographical segment information are presented.

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. NET INCOME (LOSS) PER SHARE

A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share (“EPS”) is provided as follows:

	March 31, 2018	March 31, 2017
Numerator
Net (loss)/income	$(158,328)	$(141,657)

Denominator
Weighted average shares – Basic EPS	13,703,878	13,663,322
Weighted average shares – Diluted EPS	13,703,878	13,663,322

Net income (loss) per share – Basic and Diluted
EPS - basic and diluted	$(0.0116)	$(0.0104)

NOTE 13. RELATED PARTY TRANSACTIONS

Related party transactions comprised of loans from related parties and from director by director current account. As of March 31, 2018 and December 31, 2017, the loans from related parties were $795,484 and $769,515. All of these loans were provided for the Company’s working capital, did not have collateral, bear no interest and repayable on demand.

Detailed loans from related parties are listed as below:

	March 31, 2018	December 31, 2017

Cheung, Kuen Harry (a)	$482,855	$467,925
Cheung, Hang Dennis (b)	52,542	50,720
Yugosu International Limited (c)	249,711	250,870

Total loans from related parties	$785,108	$769,515

(a)	Major shareholders of Amax Deluxe Ltd (major shareholder of Sleepaid Holding Co.)
(b)	Close family member of Cheung Kuen, Harry.
(c)	With common shareholder Cheung Kuen, Harry

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. GOING CONCERN

As of March 31, 2018, the Company has accumulated deficits of $819,654, and its current liabilities exceed its current assets resulting in negative working capital of $885,232. In view of the matters described above, recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company's ability to raise additional financing and to succeed in its future operations. The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 15. SUBSEQUENT EVENTS

The Company has evaluated all other subsequent events through May 21, 2018, the date these financial statements were issued, and determined that the only subsequent events or transactions that require recognition or disclosures in the financial statements was as follow:

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

Subsequent the financial year ended December 31, 2017, the Company (“the defendant”) has a lawsuit with Zhangjiagang Coolist Life Technology Co., Ltd. (“the plaintiff”) regarding the unpaid amount for the goods purchased from the plaintiff. No provision has been made for any material loss that is probable from the lawsuit currently pending (Case No. (2017) 粵0113民初字683號). On January 2, 2018, the court made the decision that the defendant had to repay the plaintiff the amount of goods purchased USD 185,030 (RMB 1,162,115) in addition of interest for the amount of USD 11,052 (RMB 69,415). On January 24, 2018, the defendant decided to make the appeal and the application was accepted. The Company is awaiting notice for the appeal hearing from the Court.

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

Unless indicated otherwise, or the context otherwise requires, references in this report to “Sleepaid Holdings,” the “Company,” “we,” “us” and “our” or similar terms are to Sleepaid Holding Co.

Overview

Our principle line of business is developing, producing and selling our mattress, pillow, and bedding products. In the three months ended March 31, 2018, the retail industry in China had not yet recovered and competition was furious. Traditional retail share has been eaten by E-commerce platform trading and O2O business. We are continuous in restructuring and modifying our business by rearrangement of our marketing resources to our brand and widen our products range and sourcing for new health enhancement products, and also involving more trading via the E-Commerce channel.

Adapting to the current market situation, our company changed the sales strategy, doing more promotion and kicked started to our O2O marketing channel, so that we can still control the decline of our sales volume. In the three months ended March 31, 2018, our total revenue was $401,009. Of this total revenue, the revenue generated by our self-managed store was $350,624, the revenue generated by the franchised stores totaled $Nil, and the revenue generated by direct sales was totaled $50,385. Our revenues by brand for the three months ended March 31, 2018 were as follows: Revenue of SleepAid was $365,248, and BEMCO was $47,926.

Result of the Three months ended March 31, 2018 and 2017

Net Revenue

In the three months ended March 31, 2018, our revenue was $401,009, compared to $580,387 the same period in 2017. In three months ended, the revenue decreased by 30.9% from the same period in 2017. The revenue generated by our self-managed store was $350,624, and by direct sales was totaled $50,385. Our revenues by brand for the three months ended March 31, 2018 were as follows: Revenue of SleepAid was $353,083, and BEMCO was $47,926.

Cost of Sales

In the three months ended March 31, 2018, the cost was $338,468 compared to the same period in 2017 decreased 25.0% from $451,024. The change of cost of sales reflects a decrease rate much lesser than that of the decrease rate in revenue. This was caused by the continuous slowed down of retail business in China, and resulted that the profit margin was further reduced with decreasing sales volume.

Selling expense

In the three months ended March 31, 2018 and 2017, the selling expense was $113,546 and $89,525 respectively. The increase of 26.8% which was resulted of the management increased in spending on using various trade platform and promotion activities to stimulate the sales volume.

General and administrative expense

General and administrative expense for the three months ended March 31, 2018 was $181,620 compared to the same period in 2017 decreased 43.2% from $181,620, the decrease was attributed to the decrease in salary and office expenses.

Income Tax

During the three months ended March 31, 2018 and 2017, the company incurred no tax and its subsidiary has paid $Nil and $Nil tax respectively as a foreign corporation.

Net Income

The Company recorded a net loss of $158,328 for the three months ended March 31, 2018 compared to the net loss of $141,657 for the same period in 2017. The net loss further decreased $16,671 or by 11.8%. The cause of expanded losses was due to the decrease in net revenue.

Interest expenses

In the three months ended March 31, 2018 and 2017, the interest expenses was $3,932 and $Nil respectively.

Liquidity and Capital Resources

The Company’s liquidity and capital is dependent on the company continuing to increase its revenues and the capital it can raise to continue the Company’s development and expansion of its product lines. The Company estimates that its current and available capital resources are sufficient to fund its planned operations through the second quarter of 2018.

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

Working capital

At March 31, 2018, the Company had negative working capital of ($885,232) with current assets of $1,208,760 and current liabilities of $2,093,992. The current assets consisted cash and cash equivalents of $26,107, inventory of $868,597, trade receivables of $191,692, advance to supplies of $46,684, and other receivables of $75,680. The current liabilities of the Company as at March 31, 2018 were composed of accounts payable of $786,026, accrued expenses of $181,718, loans from related parties of $785,108, advances from customer of $61,600, tax payable of $16,797, and other payable of $262,743.

As at December 31, 2017, the company had negative working capital of ($740,048) with current assets of $1,231,392 and current liabilities of $1,971,440. The current assets consisted cash and cash equivalents of $67,321, inventory of $843,747, trade receivables of $205,434, advance to supplies of $47,915, and other receivables of $66,975. The current liabilities of the Company at December 31, 2017 are composed of loans from related parties of $769,515, accounts payable of $710,212, advances from customers of $56,796, accrued expenses of $159,172, tax payable of $17,506, accrued salaries of $1,874, and other payable of $256,365.

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

Operating activities

Net cash used by operating activities during the three months period ended March 31, 2018, was $59,198 compared to net cash provided by operation of $568 for the same period in 2017. This represents an increase of $59,254.

During the three months period ended March 31, 2018, the cash used for operating activities of $59,198 was mainly resulted of cash used by net loss of $158,328, increased other receivables of $11,770 while offset against cash provided by decreased trade receivable of $20,865, decreased prepaid expenses of $16,304, increased accounts payables of $49,687, and increased accrued liabilities of $16,107.

During the three months period ended March 31, 2017, the $56 cash provided was mainly resulted of cash used by net loss of $141,657, increased inventories of $158,544, increased advances to suppliers of $190,410, and decreased accounts payable of $122,404 while offset against cash provided by decreased trade receivables of $536,135 and increased other payables of $47,223.

Investing Activities

Net cash used by investing activities was $442 for the three month period ended March 31, 2018 as compared to the cash provided by investing activities of $14,516 for the same period in 2017. Net cash used in investing activities decreased was the result of the purchase of property, plant and equipment in this quarter.

Financing Activities:

Net cash provided by financing activities was $9,758 for the three month period ended March 31, 2018 compared to net cash provided of $27,961 for the same period in 2017. This change was primarily comprised of the decrease in loans from related parties of $9,758 in the first quarter of 2018.

As of March 31, 2018, the Company had total assets of $1,296,967 and total liabilities of $2,093,992. Stockholder’s equity as of March 31, 2018 was negative $797,025 compared to a negative equity of $657,555 at December 31, 2017.

Off-Balance Sheet Arrangements and Contractual Obligations

As at March 31, 2018, our material off-balance sheet arrangements are operating lease obligations. We excluded these items from the balance sheet in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Operating lease commitments consist principally of leases for our office and warehouse. These leases frequently include options which permit us to extend the terms beyond the initial fixed lease term. With respect to most of those leases, we intend to renegotiate those leases as they expire.

.

ITEM 3: QUANTITATIVE AND QUALITAIVE DISCLOSURE ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4: CONTROLS AND PROCEDURES

Under the supervision and the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation as of March 31, 2018 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2017. Such conclusion reflects the identification of material weakness as follows: (1) lack of accounting proficiency of our chief financial officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (3) lack of control procedures that include multiple levels of review. Until we are able to remedy these material weaknesses, we have engaged third party consultants and accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None

ITEM 1A: RISK FACTORS

There have been no material changes to Sleepaid Holdings’ risk factors as previously disclosed in our most recent Form 10-K filing on April 17, 2018.

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY DISCLOSURES

None

ITEM 5: OTHER INFORMATION

None

ITEM 6: EXHIBITS

Exhibit No.	Description

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SLEEPAID HOLDING CO.

Date: May 21, 2018	By:	/s/ Tao Wang
Tao Wang
Chief Executive Officer
and Chief Financial Officer

