Form 10-Q/A
period 2018-03-31
Sleepaid Holding Co.
filed 2018-05-22
CIK 1643319

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) is being filed by Sleepaid Holding Company (“Company”) to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the Securities and Exchange Commission on May 21, 2018 (the “Original Filing”).  This Amendment is being filed solely to revise the Statement of Cash Flows, Financing Activities, at March 31, 2018 located on page 5 as part of the “Statement of Cash Flows” in Part I, Financial Statements of the Original Filing. The Original Filing incorrectly stated that as of March 31, 2018, under the Section entitled “Cash flows provided by (used for) investing activities:

Cash flows provided by (used for) financing activities:

Loans for related parties:	9,758	27,961
Issuance of common stock	-	-
Net cash provided by (used for) financing activities	9,758	27,961

Net Increase (decrease) in cash	(49,822)	42,533
Effect of foreign currency translation	1,684	702
Cash – beginning of period	74,305	86,101

The correct “Statement of Cash Flows” under Statement of Cash Flows, Financing Activities should have been as follows:

Cash flows provided by (used for) financing activities:

Loans for related parties:	9,758	27,961
Issuance of common stock	6,963	-
Net cash provided by (used for) financing activities	16,741	27,961

Net Increase (decrease) in cash	(42,899)	42,533
Effect of foreign currency translation	1,685	702
Cash – beginning of period	67,321	86,101

The first full paragraph on page 24 under Financing Activities in the Original Filing is hereby replaced in its entirety by the following paragraph:

“Net cash provided by financing activities was $16,741 for the three month period ended March 31, 2018 compared to net cash provided of $27,961 for the same period in 2017. This change was primarily comprised of the increase in loans from related parties of $9,758 and proceed of cash $6,983 from acquisition of subsidiary by issuance of common stock in the first quarter of 2018.”

Except for the foregoing, the Original Filing remains unchanged.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits 31.1, 31.2 and 32.1 to this Amendment.

This Amendment speaks as of the date of the Original Filing and does not reflect any events that may have occurred after that date.  Except as specifically noted above, the Amendment does not modify or update the financial results or disclosures in the Original Filing.

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

See accompanying notes to unaudited consolidated financial statements

SLEEPAID HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

		(Unaudited)
		Three Months Ended March 31,
	Notes	2018	2017

Cash flows provided by (used for) operating activities:
Net income (loss)	12	$(158,328)	$(141,657)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and Amortization		1,807	2,451
Consultancy fee		3,324	4,463
Changes in assets and liabilities:
Trade receivable		20,865	536,135
Inventories		5,394	(158,544)
Advances to suppliers		2,916	(190,410)
Other receivables		(11,770)	3,106
Prepaid expenses		16,304	(1,188)
Restricted cash		(4,143)	-
Accounts payable		49,687	(122,404)
Other payables		(2,770)	47,223
Advances from customer		2,730	28,196
Tax payables		(1,321)	(14,331)
Accrued liabilities		16,107	7,016
Net cash provided by (used for) operating activities		(59,198)	56
Cash flows provided by (used for) investing activities:
Purchases of property, plant and equipment		(442)	-
Short-term Investments		-	14,516
Net cash provided by (used for) investing activities		(442)	14,516
Cash flows provided by (used for) financing activities:
Loans from related parties		9,758	27,961
Issuance of common stock		6,983	-
Net cash provided by (used for) financing activities		16,741	27,961

Net increase (decrease) in cash		(42,899)	42,533
Effect of foreign currency translation		1,685	702
Cash – beginning of period		67,321	86,101
Cash – end of period		$26,107	$129,336
Supplemental disclosures of cash flow information:
Interest paid		$(3,932)	$-
Issuance of 50,000 shares of common stock at $0.4 par value for acquisition of Nice Great International Ltd		$20,000	$-

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

Financing Activities:

Net cash provided by financing activities was $16,741 for the three month period ended March 31, 2018 compared to net cash provided of $27,961 for the same period in 2017. This change was primarily comprised of the increase in loans from related parties of $9,758 and proceed of cash $6,983 from acquisition of subsidiary by issuance of common stock in the first quarter of 2018.

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

