Form 10-Q
period 2018-06-30
Sleepaid Holding Co.
filed 2019-08-26
CIK 1643319

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 21, 2019, the Registrant had 13,713,322 shares of common stock issued and outstanding.

SLEEPAID HOLDING CO.

PART I. FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENT

SLEEPAID HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Notes	June 30, 2018	December 31, 2017
ASSETS		(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents		$11,912	$67,321
Trade receivable, net of allowance for doubtful accounts of $69,438 for June 30, 2018 and $70,649 for Dec 31, 2017		203,426	205,434
Inventories, net		845,302	843,747
Advances to suppliers		38,934	47,915
Other receivables	7	75,184	66,975
Total current assets		1,174,758	1,231,392
Non-current assets:
Property, plant and equipment, net	4	13,934	16,679
Intangible assets	5	12,626	14,943
Restricted cash		53,978	50,871
Total non-current assets		80,538	82,493
TOTAL ASSETS		$1,255,296	$1,313,885

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	6	$803,407	$710,212
Accrued expense		180,998	159,172
Advances from customer		79,632	56,796
Loans from related parties	13	806,440	769,515
Income tax payables		16,934	17,506
Other payables	8	257,460	256,365
Accrued salaries		1,609	1,874
Total current liabilities		2,146,480	1,971,440
TOTAL LIABILITIES		$2,146,480	$1,971,440

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 authorized; none issued and outstanding		-	-
Common stock, $0.001 par value, 65,000,000 authorized; 13,713,322 and 13,663,322 shares issued and outstanding, at June 30, 2018 and December 31, 2017 respectively		13,713	13,663
Additional paid-in capital		175,833	155,883
Accumulated other comprehensive (loss) income		(152,751)	(165,757)
(Accumulated loss)/ retained earnings		(927,979))	(661,344)
TOTAL STOCKHOLDERS’ EQUITY		(891,184)	(657,555)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$1,255,296	$1,313,885

See accompanying notes to unaudited consolidated financial statements

SLEEPAID HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

		(Unaudited)
		Three Months Ended June 30,
	Notes	2018	2017

Net revenue		$414,685	$468,813
Cost of sales		(291,376)	(372,286)
Gross profit		123,309	96,527

Operating expenses:
Selling expenses		61,052	67,368
General and administrative expenses		168,261	137,643
Total operating expenses		229,313	205,011
(Loss) Income from operations		(106,004)	(108,484)

Non-operating income (expense):
Interest income		9	107
Interest expenses		(2,156)	(8,295)
Other income		18	-
Other expenses		(174)	(276)
Total non-operating income (expense)		(2,303)	(8,464)

(Loss) Income before income taxes		(108,307)	(116,948)
Income taxes		-	-
Net (loss) income		(108,307)	(116,948)

Comprehensive income statement:
Net (loss) income		(108,307)	(116,948)
Foreign currency translation adjustment		14,166	11,504
Comprehensive (Loss) Income		$(94,141)	$(105,444)

Basic (loss) earnings per share of common stock		$(0.0079)	$(0.0086)
Diluted (loss) earnings per share		$(0.0079)	$(0.0086)
Weighted average shares used in calculating loss per common stock – basic		13,713,322	13,663,322
Weighted average shares used in calculating loss per common stock – diluted		13,713,322	13,663,322

See accompanying notes to unaudited consolidated financial statements

 SLEEPAID HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

		(Unaudited)
		Six Months Ended June 30,
	Notes	2018	2017

Net revenue		$815,694	$1,049,200
Cost of sales		(629,844)	(823,310)
Gross profit		185,850	225,890

Operating expenses:
Selling expenses		174,598	156,893
General and administrative expenses		271,400	319,263
Total operating expenses		445,998	476,156
(Loss) Income from operations		(260,148)	(250,266)

Non-operating income (expense):
Interest income		35	678
Interest expenses		(6,088)	(8,295)
Other income		18	9
Other expenses		(452)	(731)
Total non-operating income (expense)		(6,487)	(8,339)

(Loss) Income before income taxes		(266,635)	(258,605)
Income taxes	9	-	-
Net (loss) income		(266,635)	(258,605)

Comprehensive income statement:
Net (loss) income		(266,635)	(258,605)
Foreign currency translation adjustment		13,006	11,596
Comprehensive (Loss) Income		$(253,629)	$(247,009)

Basic (loss) earnings per share of common stock	12	$(0.0195)	$(0.0189)
Diluted (loss) earnings per share	12	$(0.0195)	$(0.0189)
Weighted average shares used in calculating loss per common stock – basic		13,708,626	13,663,322
Weighted average shares used in calculating loss per common stock – diluted		13,708,626	13,663,322

See accompanying notes to unaudited consolidated financial statements

SLEEPAID HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

		(Unaudited)
		Six Months Ended June 30,
	Notes	2018	2017
Cash flows provided by (used for) operating activities:
Net (loss) income	12	$(266,635)	$(258,605)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation		2,998	2,841
Consultancy fee		6,648	8,199
Accumulated amortization of intangible assets		2,163	1,903
Profit on Disposal of Assets		-	-
Changes in operating assets and liabilities:
Trade receivable		(1,574)	486,941
Inventories		(16,654)	(105,675)
Advances to suppliers		8,482	(65,273)
Other receivables		(9,725)	(683)
Prepaid expenses		8,599	(5,069)
Restricted cash		(4,136)	-
Accounts payable		109,537	(161,758)
Other payables		5,277	51,744
Advances from customer		24,751	2,744
Tax payables		(283)	(8,413)
Accrued liabilities		22,906	10,796
Net cash (used for) provided by operating activities		(107,646)	(40,308)
Cash flows used for investing activities:
Purchases of property, plant and equipment		(441)	-
Proceeds from sale of PPE		-	-
Short-term investments		-	14,545
Net cash used for investing activities		(441)	14,545
Cash flows provided by (used for) financing activities:
Loans from related parties		44,564	25,524
Issuance of common stock		6,983	-
Net cash provided by (used for) financing activities		51,547	25,524

Net (decrease) increase in cash		(56,540)	(239)
Effect of foreign currency translation		1,131	2,113
Cash – beginning of period		67,321	86,101
Cash – end of period		$11,912	$87,975
Supplemental disclosures of cash flow information:
Interest paid		$(6,088)	$(8,295)
Issuance of 50,000 shares of common stock at $0.001 par value		$20,000	$-

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

(b) Principles of consolidation (continued)

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

The exchange rates used to translate amounts in HK$ and RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

For the six months and year ended, (Average Rate)	June. 30, 2018		Dec 31, 2017		June. 30, 2017
Chinese Renminbi (RMB)	RMB	6.36810	RMB	6.75690	RMB	6.87523
United States dollar ($)		$1.00000		$1.00000		$1.00000

As of (Closing Rate)	June. 30, 2018		Dec 31, 2017		June. 30, 2017
Chinese Renminbi (RMB)	RMB	6.61980	RMB	6.50630	RMB	6.77742
United States dollar ($)		$1.00000		$1.00000		$1.00000

For the six months and year ended, (Average Rate)	June. 30, 2018		Dec 31, 2017		June. 30, 2017
Hong Kong (HKD)	HKD	7.83779	HKD	7.79259	HKD	7.77343
United States dollar ($)		$1.0000		$1.00000		$1.00000

As of (Closing Rate)	June. 30, 2018		Dec 31, 2017		June. 30, 2017
Hong Kong (HKD)	HKD	7.84633	HKD	7.81280	HKD	7.80588
United States dollar ($)		$1.00000		$1.00000		$1.00000

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

(k) Recently issued accounting guidance(continued)

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

FASB Issues Corrections and Improvements to Financial Instruments. The FASB has issued Accounting Standards Update (ASU) No. 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, that clarifies the guidance in ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10), as follows:

•	Issue 1: Equity Securities without a Readily Determinable Fair Value— Discontinuation. The amendment clarifies that an entity measuring an equity security using the measurement alternative may change its measurement approach to a fair value method in accordance with Topic 820,Fair Value Measurement, through an irrevocable election that would apply to that security and all identical or similar investments of the same issuer. Once an entity makes this election, the entity should measure all future purchases of identical or similar investments of the same issuer using a fair value method in accordance with Topic 820.

•	Issue 2: Equity Securities without a Readily Determinable Fair Value— Adjustments. The amendment clarifies that the adjustments made under the measurement alternative are intended to reflect the fair value of the security as of the date that the observable transaction for a similar security took place.

•	Issue 3: Forward Contracts and Purchased Options. The amendment clarifies that remeasuring the entire value of forward contracts and purchased options is required when observable transactions occur on the underlying equity securities.

•	Issue 4: Presentation Requirements for Certain Fair Value Option Liabilities. The amendment clarifies that when the fair value option is elected for a financial liability, the guidance in paragraph 825-10- 45-5 should be applied, regardless of whether the fair value option was elected under either Subtopic 815-15,Derivatives and Hedging— Embedded Derivatives, or 825-10,Financial Instruments— Overall.

•	Issue 5: Fair Value Option Liabilities Denominated in a Foreign Currency. The amendments clarify that for financial liabilities for which the fair value option is elected, the amount of change in fair value that relates to the instrument-specific credit risk should first be measured in the currency of denomination when presented separately from the total change in fair value of the financial liability. Then, both components of the change in the fair value of the liability should be remeasured into the functional currency of the reporting entity using end-of-period spot rates.

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(k) Recently issued accounting guidance(continued)

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

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(k) Recently issued accounting guidance(continued)

•	Answer 2:The staff believes an entity should include financial statement disclosures to provide information about the material financial reporting impacts of the Act for which the accounting under Topic 740 is incomplete, including:

a)	Qualitative disclosures of the income tax effects of the Act for which the accounting is incomplete;

b)	Disclosures of items reported as provisional amounts;

c)	Disclosures of existing current or deferred tax amounts for which the income tax effects of the Act have not been completed;

d)	The reason why the initial accounting is incomplete;

e)	The additional information that is needed to be obtained, prepared, or analyzed in order to complete the accounting requirements under Topic 740;

f)	The nature and amount of any measurement period adjustments recognized during the reporting period;

g)	The effect of measurement period adjustments on the effective tax rate; and

h)	When the accounting for the income tax effects of the Act has been completed.

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

Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectability of outstanding accounts receivable. The Company evaluates the credit risk of its customers utilizing historical data and estimates of future performance. Bad debts are written off as incurred. During the reporting periods, there was a bad debt of $69,438.

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

(m) Inventories (continued)

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

(p) Operating lease rental

The Company did not have a lease that met the criteria of a capital lease. Leases that do not qualify as a capital lease are classified as an operating lease. Operating lease rental expenses included in selling, general and administrative expenses for the six months ended June 30, 2018 and 2017 were $21,671 and $35,777, respectively.

(q) Selling expenses

Selling expenses include store-related expense, other than store occupancy costs, as well as advertising, depreciation and amortization, and certain expenses associated with operating the Company’s corporate headquarters.

(r) Advertising costs

The Company expensed all advertising costs as incurred. Advertising expenses, net of reimbursement from suppliers, amounted to $11,455 and $8,663 for the six months ended June 30, 2018 and 2017 respectively. Advertising expense is included in selling expense in the accompanying consolidated statements of income.

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

The total amounts for such employee benefits which were expensed were $12,877 and $14,747 for the six months ended June 30, 2018 and 2017, respectively.

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

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially expose the company to concentrations of credit risk, consists of cash and accounts receivable as of June 30, 2018 and December 31, 2017. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure sound collections and minimize credit losses exposure.

As of June 30, 2018 and December 31, 2017, the Company’s bank deposits conducted with banks in the PRC where there is currently no rule or regulation mandated on obligatory insurance of bank accounts.

For the six months ended June 30, 2018 and year ended December 31, 2017, all of the Company’s sales were generated from the PRC.

The maximum amount of loss exposure due to credit risk that the Company would bear if the counter parties of the financial instruments failed to perform represents the carrying amount of each financial asset on the balance sheet.

Normally, the Company does not require collateral from customers or debtors.

Accounts Receivable：

Customer	As at June 30, 2018		As at December 31, 2017
A	$161,388	20%	$233,246	12%
B	89,824	11%	175,093	9%
C	84,254	10%	157,489	8%
D	77,279	9%	154,072	8%
Total	$412,745	50%	$719,900	37%

 Accounts Payable：

Supplier	As at June 30, 2018		As at December 31, 2017
A	$126,287	26%	$407,433	23%
B	102,761	21%	384,994	22%
C	86,120	17%	163,542	9%
D	79,768	16%	126,489	7%
E	24,377	5%	87,043	5%
Total	$419,313	85%	$1,169,501	66%

NOTE 4. PROPERTY, PLANT AND EQUIPMENT, NET

Details of property, plant and equipment are as follows:

	June 30, 2018	December 31, 2017
At cost
Furniture and fixtures	$8,105	$8,246
Office equipments	21,775	21,709
Motor vehicles	24,925	25,360
	54,805	55,315
Less: accumulated depreciation	(40,871)	(38,636)
	$13,934	$16,679

Depreciation expense included in the general and administrative expenses for the six months ended June 30, 2018 and 2017 were $2,998 and $2,841 respectively.

Depreciation expense for the three months ended June 30, 2018 and 2017 were $1,442 and $1,340 respectively.

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. INTANGIBLE ASSETS

Intangible assets, net comprise the following:

	June 30, 2018	December 31, 2017
At cost
Trademark	$1,529	$1,537
Computer software	20,807	21,170
	22,336	22,707
Less: accumulated amortization	(9,710)	(7,764)
	$12,626	$14,943

Amortization expense included in the general and administrative expenses for the six months ended June 30, 2018 and 2017 were $2,163 and $1,903 respectively.

Amortization expense included in the general and administrative expenses for the three months ended June 30, 2018 and 2017 were $1,802 and $953 respectively.

NOTE 6. ACCOUNT PAYABLES

Account payables were comprised of the following:

	June 30, 2018	December 31, 2017

Trade payables	$803,407	$710,212

NOTE 7. OTHER RECEIVABLES

Other receivables were comprised of the following:

	June 30, 2018	December 31, 2017

Disbursement and advances to employees	$24,589	$15,500
Research development project deposit *	14,695	-
Deposit paid	35,900	51,475
	$75,184	$66,975

*Research development project deposit from the acquisition of Nice Great International Limited, the project is still under process and the Company’s management considered to value the deposit at cost.

NOTE 8. OTHER PAYABLES

Other payables were comprised of the following:

	June 30, 2018	December 31, 2017

Loan advances from unrelated parties	$219,295	$223,232
Deposit received	9,064	9,222
Sundries	29,101	23,911
	$257,460	$256,365

 SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. INCOME TAXES

The Company is subject to the Federal Income tax rate of 34% and Hong Kong profits tax rate of 16.5%. No provision for income taxes in the United States and Hong Kong or elsewhere has been made as the Company had no taxable income for the six-months ended June 30, 2018 and year ended December 31, 2017.

A reconciliation of the provision for income taxes with amount determined by applying the statutory Federal income tax rate of 34% to income before income taxes is as follow:

	June 30, 2018	December 31, 2017
(Loss) Profit before income tax	$(9,648)	$(52,671)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable income	$(9,648)	$(52,671)
Federal Income Tax rate	34%	34%
Current tax credit	$3,280	$17,908
Less: Valuation allowance	(3,280)	(117,908)
Income tax expenses	$-	$-

A reconciliation of the provision for income taxes with amounts determined by applying the Hong Kong profit rate of 16.5% to income before income taxes is as follows:

	June 30, 2018	December 31, 2017
Profit (Loss) before income tax	$(31,985)	$(50,498)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable income	$(31,985)	$(50,498)
Hong Kong Profit Tax rate	16.5%	16.5%
Current tax credit	$5,278	$8,332
Less: Valuation allowance	(5,278)	8,332
Income tax expenses	$-	$-

Sleepaid Household and Yuewin were incorporated in the PRC and are subjected to income taxes under the current laws of the PRC. The EIT rate of PRC was 25% for the six-months and year ended June 30, 2018 and December 31, 2017.

Profit (loss) before income tax of $(225,002) and $(502,952) for the six-months and year ended June 30, 2018 and December 31, 2017, respectively, were attributed to operations in China. The income tax expenses consisted of the following:

	June 30, 2018	December 31, 2017
Profit (Loss) before income tax	$(225,002)	$(502,952)
Temporary Difference	-	503,057
Permanent Difference	-	-
Taxable income	$(225,002)	$105
China Enterprise Income Tax rate	25%	25%
Current tax credit	$56,251	$26
Less: Valuation allowance	(56,251)	-
Income tax expenses	$-	$26

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. INCOME TAXES (CONTINUED)

No deferred tax has been provided as there are no material temporary differences arising during the six-months and year ended June 30, 2018 and December 31, 2017.

NOTE 10. COMMITMENTS AND CONTINGENCIES

The Company has operating lease agreements for office premises, which expiring through June 30, 2018. Future minimum rental payments under agreements classified as operating leases with non-cancellable terms for the next one year and thereafter as follows:

Period ending June 30,	2018	2017

2018 and thereafter	21,671	10,181
	$21,671	$10,181

Rental expense for the six-months ended June 30, 2018 and 2017 were $21,671 and $35,777 respectively.

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

NOTE 12. NET INCOME (LOSS) PER SHARE

A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share (“EPS”) is provided as follows:

	June 30, 2018	June 30, 2017
Numerator
Net (loss)/income	$(266,635)	$(258,605)

Denominator
Weighted average shares – Basic EPS	13,708,626	13,663,322
Weighted average shares – Diluted EPS	13,708,626	13,663,322

Net income (loss) per share – Basic and Diluted
EPS - basic and diluted	$(0.020)	$(0.019)

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. RELATED PARTY TRANSACTIONS

Related party transactions comprised of loans from related parties and from director by director current account. As of June 30, 2018 and December 31, 2017, the loans from related parties were $806,440 and $769,515. All of these loans were provided for the Company’s working capital, did not have collateral, bear no interest and repayable on demand.

Detailed loans from related parties are listed as below:

	June 30, 2018	December 31, 2017

Cheung, Kuen Harry (a)	$506,791	$467,925
Cheung, Hang Dennis (b)	49,850	50,720
Yugosu International Limited (c)	249,799	250,870

Total loans from related parties	$806,440	$769,515

(a) Major shareholders of Amax Deluxe Ltd (major shareholder of Sleepaid Holding Co.)

(b) Close family member of Cheung Kuen, Harry.

(c) With common shareholder Cheung Kuen, Harry

NOTE 14. GOING CONCERN

As of June 30, 2018, the Company has accumulated deficits of $927,979, and its current liabilities exceed its current assets resulting in negative working capital of $971,722. In view of the matters described above, recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company’s ability to raise additional financing and to succeed in its future operations. The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. SUBSEQUENT EVENTS

The Company has evaluated all other subsequent events through August 21, 2019, the date these financial statements were issued, and determined that the only subsequent events or transactions that require recognition or disclosures in the financial statements was as follow:

On August 6, 2018, the Board of Directors the Company has unanimously approved the engagement with Zia Masood Kiani & Co. (the “ZMK”) as the Company’s independent registered public accounting firm for the Company’s fiscal year ended December 31, 2018 starting from the 2nd quarter of 2018, effective immediately, and accepted the resignation of Centurion ZD CPA Ltd. as the Company’s independent registered public accounting firm.

Subsequent the financial year ended December 31, 2017, the Company (“the defendant”) has a lawsuit with Zhangjiagang Coolist Life Technology Co., Ltd. (“the plaintiff”) regarding the unpaid amount for the goods purchased from the plaintiff. No provision has been made for any material loss that is probable from the lawsuit currently pending (Case No. (2017) 粵0113民初字683號). On January 2, 2018, the court made the decision that the defendant had to repay the plaintiff the amount of goods purchased USD 185,030 (RMB 1,162,115) in addition of interest for the amount of USD 11,052 (RMB 69,415). On January 24, 2018, the defendant decided to make the appeal and the application was accepted. The Company is awaiting notice for the appeal hearing from the Court. On August 24, 2018, the Intermediate Court of People in Guangzhou, Guangdong Province, made the decision that the appeal was not justified and the Company need to paid the account payable USD 185,030 (RMB 1,162,115), and interest revised to $13,062.

On September 10, 2018, the Company and ZZLL Information Technology, Inc. (“ZZLL”), have mutually agreed to terminate the Share Exchange Agreement (“the Agreement”) between the Company and ZZLL, for all issued and outstanding shares of Yugosu Investment Limited and Yugosu’s subsidiaries to ZZLL’s wholly owned subsidiary Syndicore Asia Limited (“SAL”) for issuance of an aggregate 12,000,000 shares of the common stock of ZZLL. The parties have entered into a Mutual Termination Agreement. This termination is effective immediately, and as a result thereof the parties shall have no further rights or obligations under the Agreement.

On January 3, 2019 the Company completed an offering of 500,000 shares of its common stock to one shareholder, pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, for total consideration of $5,000.00 at $0.01 per share].

On January 18, 2019, a subsidiary of the Company entered into a Shares Trading Agreement (the “Agreement”) whereby the subsidiary, Yugosu Investment Limited (“Yugosu”), agreed to sell its two subsidiaries, Guangzhou Sleepaid Household Supplies Co., Ltd. (“Household”) and Guangzhou Yuewin Trading Co., Ltd. (“Yuewin”) to two unrelated third parties, Baitao Wang (“Wang”) and Guangzhou Pulosi Investment Consulting Co., Ltd. (“GPICC”). GPICC acquired 99% of Household and Yuewin and Wang acquired one percent (1%) of Household and Yuewin. As a result of this Agreement, the Company no longer owns its subsidiaries, Household and Yuewin. Yugosu received total consideration of 10,000 RMB. On January 31, 2019, the Agreement was completed, and ownership transferred to the new owners.

On March 1, 2019 the Company completed an offering of 20,000,000 shares of its common stock to four independent investors, of which a major offering of 15,252,000 shares sold to Mr. Zheng Huihe, pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, for total consideration of $5,000.00 at $0.01 per share.

On March 28, 2019, the Company received the resignation of a director and its Chairman of the Board, Wong, Yumyim for personal reasons. On March 29, 2919, the Company appointed Zheng Huihe as a director of the Company.

On May 9, 2019, the Company appointed Lowell Howell as a director of the Company.

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

Overview

Our principle line of business is developing, producing and selling our mattress, pillow, and bedding products. In the six months ended June 30, 2018, the retail industry in China had not yet recovered and competition was furious. Traditional retail share has been eaten by E-commerce platform trading and O2O business. We are continuous in restructuring and modifying our business by rearrangement of our marketing resources to our brand and widen our products range and sourcing for new health enhancement products, and also involving more trading via the E-Commerce channel.

Adapting to the current market situation, our company changed the sales strategy, doing more promotion and kicked started to our O2O marketing channel, so that we can still control the decline of our sales volume. In the six months ended June 30, 2018, our total revenue was $815,694. Of this total revenue, the revenue generated by our self-managed store was $735,041, the revenue generated by the franchised stores totaled $Nil, and the revenue generated by direct sales was totaled $80,653. Our revenues by brand for the six months ended June 30, 2018 were as follows: Revenue of SleepAid was $730,507, and BEMCO was $85,187.

Result of the Three months ended June 30, 2018 and 2017

Net Revenue

In the three months ended June 30, 2018, our revenue was $414,685, compared to $468,813 the same period in 2017. In three months ended, the revenue decreased by 11.55% from the same period in 2017. The revenue generated by our self-managed store was $384,417, and by direct sales was totaled $30,268. Our revenues by brand for the three months ended June 30, 2018 were as follows: Revenue of SleepAid was $377,424, and BEMCO was $37,261.

Cost of Sales

In the three months ended June 30, 2018, the cost was $291,376 compared to the same period in 2017 decreased 21.73% from $372,286. The change of cost of sales reflects a decreasing rate more than that of the decrease rate in revenue. This was caused by the effective cost control activities executed during the period.

Selling expense

In the three months ended June 30, 2018 and 2017, the selling expense was $61,052 and $67,368 respectively. The decrease of 9.38% which reflected that spending ratio to sales volume was decreasing coordinate with the decrease in revenue.

General and administrative expense

General and administrative expense for the three months ended June 30, 2018 was $168,261 compared to the same period in 2017 increase 22.24% from $137,643, the increase was attributed to the increase in research and development expenses.

Income Tax

During the three months ended June 30, 2018 and 2017, the company incurred no tax and its subsidiary has paid $Nil and $Nil tax respectively as a foreign corporation.

Net Loss

The Company recorded a net loss of $108,307 for the three months ended June 30, 2018 compared to the net loss of $116,948 for the same period in 2017. The net loss decreased by 7.39%. The changes of net loss were mainly due to the slight improvement in cost of sales as mentioned above.

Interest expenses

In the three months ended June 30, 2018 and 2017, the interest expenses were $2,156 and $8,295 respectively. The decreased of interest expenses were result of the amount paid to Yugosu International Limited in this quarter.

Result of the Six months ended June 30, 2018 and 2017

Net Revenue

In the six months ended June 30, 2018, our revenue was $815,694, compared to $1,049,200 the same period in 2017. In six months ended, the revenue decreased by 22.26% from the same period in 2017. The revenue generated by our self-managed store was $735,041, and by the direct sales was $80,653. Our revenues by brand for the six months ended June 30, 2018 were as follows: Revenue of SleepAid was $730,507 and BEMCO was $85,187. The decrease of revenue was resulted of the continuous recline in the retail business.

Cost of Sales

In the six months ended June 30, 2018, the cost was $629,844 compared to the same period in 2017 decreased 23.5% from $823,310. The change of cost of sales reflects a decreasing rate slightly more than that of the decrease rate in revenue. This was caused by the effective cost control activities executed during the period with the slowed down retail business.

Selling expense

In the six months ended June 30, 2018 and 2017, the selling expense was $174,598 and $156,893 respectively. The increase of 11.28% which reflected that spending ratio to sales volume was increasing in order to defend against the slow economy.

General and administrative expense

General and administrative expense for the six months ended June 30, 2018 was $271,400 compared to the same period in 2017 decrease 9.73% from $319,263, the decrease was attributed to our management continuous to work hard in controlling the general and administration expenses.

Income Tax

During the six months ended June 30, 2018 and 2017, the company incurred no tax and its subsidiary has paid $Nil and $Nil tax respectively as a foreign corporation.

Net Loss

The Company recorded a net loss of $266,635 for the six months ended June 30, 2018 compared to the net loss of $258,605 for the same period in 2017. The net loss increased by 3.11%. This continuous decline was due to the slowdown of retail market with resulted of slightly decrease in gross profit with the increase in selling expenses.

Interest expenses

In the six months ended June 30, 2018 and 2017, the interest expenses were $6,088 and $8,295 respectively. The decreased of interest expenses were result of the amount paid to Yugosu International Limited in this quarter in the half year.

Liquidity and Capital Resources

The Company’s liquidity and capital is dependent on the company continuing to increase its revenues and the capital it can raise to continue the Company’s development and expansion of its product lines. The Company estimates that its current and available capital resources are sufficient to fund its planned operations through the third quarter of 2018.

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

Working capital

At June 30, 2018, the Company had negative working capital of ($971,722) with current assets of $1,174,758 and current liabilities of $2,146,480. The current assets consisted cash and cash equivalents of $11,912, inventory of $845,302, trade receivables of $203,426, advance to supplies of $38,934, and other receivables of $75,184. The current liabilities of the Company as at June 30, 2018 were composed of accounts payable of $803,407, accrued expenses of $180,998, loans from related parties of $806,440, advances from customer of $79,632, tax payable of $16,934, and other payable of $257,460.

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

Operating activities

Net cash used by operating activities during the six months period ended June 30, 2018, was $107,646 compared to net cash used by operation of $40,308 for the same period in 2017. This represents a decrease of $67,338.

During the six months period ended June 30, 2018, the $107,646 cash used was mainly resulted of cash used by net loss of $266,635, decreased inventories of $16,654, decreased other receivables of $9,725, and decreased restricted cash of $4,136 while offset against cash provided by increased advances to suppliers of $8,482, increased accounts payables of $109,537, increased other advances from customers of $24,751 and increased accrued liabilities of $22,906.

During the six months period ended June 30, 2017, the $40,308 cash used was mainly resulted of cash used by net loss of $258,605, decreased inventories of $105,675, decreased advances to suppliers of $65,273, and decreased accounts payable of $161,758 while offset against cash provided by increased trade receivables of $486,941 and increased other payables of $51,744.

Investing Activities

Net cash used by investing activities was $441 for the six month period ended June 30, 2018 as compared to the cash provided by investing activities of $14,545 for the same period in 2017. Net cash used in investing activities decreased was the result of purchase of property, plant and equipment in the comparative period

Financing Activities:

Net cash provided by financing activities was $51,547 for the six month period ended June 30, 2018 compared to net cash provided of $25,524 for the same period in 2017. This change was primarily comprised of the increase in loans from related parties and director, and the fund from issuance of common stock in the half year of 2018.

As of June 30, 2018, the Company had total assets of $1,255,296 and total liabilities of $2,146,480. Stockholder’s equity as of June 30, 2018 was negative $891,184 compared to a negative equity of $657,555 at December 31, 2017.

Off-Balance Sheet Arrangements and Contractual Obligations

As at June 30, 2018, our material off-balance sheet arrangements are operating lease obligations. We excluded these items from the balance sheet in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Operating lease commitments consist principally of leases for our office and warehouse. These leases frequently include options which permit us to extend the terms beyond the initial fixed lease term. With respect to most of those leases, we intend to renegotiate those leases as they expire.

ITEM 3: QUANTITATIVE AND QUALITAIVE DISCLOSURE ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4: CONTROLS AND PROCEDURES

Under the supervision and the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation as of June 30, 2018 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2018. Such conclusion reflects the identification of material weakness as follows: (1) lack of accounting proficiency of our chief financial officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (3) lack of control procedures that include multiple levels of review. Until we are able to remedy these material weaknesses, we have engaged third party consultants and accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

To the best knowledge of the Company’s directors and officers, the Company is currently not a party to any material pending legal proceeding.

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

SLEEPAID HOLDING CO.

Date: August 21, 2019	By:	/s/ Tao Wang
Tao Wang
Chief Executive Officer and Chief Financial Officer

