Form 10-Q
period 2018-09-30
Sleepaid Holding Co.
filed 2019-08-26
CIK 1643319

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

SLEEPAID HOLDING CO.

PART I. FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENT

SLEEPAID HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Notes	September 30, 2018	December 31, 2017
ASSETS		(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents		$36,322	$67,321
Trade receivable, net of allowance for doubtful accounts		174,245	205,434
of $66,925 for September 30, 2018 and $70,649 for Dec 31, 2017
Inventories, net		833,663	843,747
Advances to suppliers		63,461	47,915
Other receivables	7	59,842	66,975
Total current assets		1,167,533	1,231,392
Non-current assets:
Property, plant and equipment, net	4	12,044	16,679
Intangible assets	5	11,226	14,943
Restricted cash		52,025	50,871
Total non-current assets		75,295	82,493
TOTAL ASSETS		$1,242,828	$1,313,885

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	6	$862,872	$710,212
Accrued expense		183,840	159,172
Advances from customer		68,064	56,796
Loans from related parties	13	785,076	769,515
Income tax payables		16,342	17,506
Other payables	8	256,303	256,365
Accrued salaries		1,550	1,874
Total current liabilities		2,174,047	1,971,440
TOTAL LIABILITIES		$2,174,047	$1,971,440

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 authorized; none issued and outstanding		-	-
Common stock, $0.001 par value, 65,000,000 authorized; 13,713,322 and 13,663,322 shares issued and outstanding, at September 30, 2018 and December 31, 2017 respectively		13,713	13,663
Additional paid-in capital		175,833	155,883
Accumulated other comprehensive (loss) income		(137,445)	(165,757)
(Accumulated loss)/retained earnings		(983,320)	(661,344)
TOTAL STOCKHOLDERS’ EQUITY		(931,219)	(657,555)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$1,242,828	$1,313,885

See accompanying notes to unaudited consolidated financial statements

SLEEPAID HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

		(Unaudited)
		Three Months Ended September 30,
	Notes	2018	2017

Net revenue		$327,577	$326,454
Cost of sales		(241,939)	(280,277)
Gross profit		85,638	46,177

Operating expenses:
Selling expenses		61,128	70,949
General and administrative expenses		99,065	125,992
Total operating expenses		160,193	196,941
(Loss) Income from operations		(74,555)	(150,764)

Non-operating income (expense):
Interest income		10	46
Interest expenses		(2,780)	(2,463)
Other income		22,088	-
Other expenses		(104)	(83)
Total non-operating income (expense)		19,214	(2,500)

(Loss) Income before income taxes		(55,341)	(153,264)
Income taxes		-	-
Net (loss) income		(55,341)	(153,264)

Comprehensive income statement:
Net (loss) income		(55,341)	(153,264)
Foreign currency translation adjustment		15,306	7,742
Comprehensive (Loss) Income		$(40,035)	$(145,522)

Basic (loss) earnings per share of common stock		$(0.0040)	$(0.0112)
Diluted (loss) earnings per share		$(0.0040)	$(0.0112)
Weighted average shares used in calculating loss per common stock – basic		13,713,322	13,663,322
Weighted average shares used in calculating loss per common stock – diluted		13,713,322	13,663,322

See accompanying notes to unaudited consolidated financial statements

SLEEPAID HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

		(Unaudited)
		Nine Months Ended September 30,
	Notes	2018	2017

Net revenue		$1,143,271	$1,375,654
Cost of sales		(871,783)	(1,103,587)
Gross profit		271,488	272,067

Operating expenses:
Selling expenses		235,726	227,842
General and administrative expenses		370,465	445,255
Total operating expenses		606,191	673,097
(Loss) Income from operations		(334,703)	(401,030)

Non-operating income (expense):
Interest income		45	724
Interest expenses		(8,868)	(10,758)
Other income		22,106	9
Other expenses		(556)	(814)
Total non-operating income (expense)		12,727	(10,839)

(Loss) Income before income taxes		(321,976)	(411,869)
Income taxes	9	-	-
Net (loss) income		(321,976)	(411,869)

Comprehensive income statement:
Net (loss) income		(321,976)	(411,869)
Foreign currency translation adjustment		28,312	19,338
Comprehensive (Loss) Income		$(293,664)	$(392,531)

Basic (loss) earnings per share of common stock	12	$(0.0235)	$(0.0301)
Diluted (loss) earnings per share	12	$(0.0235)	$(0.0301)
Weighted average shares used in calculating loss per common stock – basic		13,710,208	13,663,322
Weighted average shares used in calculating loss per common stock – diluted		13,710,208	13,663,322

See accompanying notes to unaudited consolidated financial statements

SLEEPAID HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

		(Unaudited)
		Nine Months Ended September 30,
	Notes	2018	2017
Cash flows provided by (used for) operating activities:
Net (loss) income	12	$(321,976)	$(411,869)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation		4,394	4,990
Consultancy fee		9,972	11,935
Accumulated amortization of intangible assets		3,171	2,883
Profit on Disposal of Assets		-	-
Changes in operating assets and liabilities:
Trade receivable		21,465	515,700
Inventories		(36,253)	(105,741)
Advances to suppliers		(19,051)	10,715
Other receivables		(9,116)	(16,905)
Prepaid expenses		18,667	-
Restricted cash		(4,043)	-
Accounts payable		200,394	(114,881)
Other payables		13,550	55,862
Advances from customer		15,034	13,267
Tax payables		(254)	(11,991)
Accrued liabilities		53,640	27,130
Net cash (used for) provided by operating activities		(50,406)	(18,905)
Cash flows used for investing activities:
Purchases of property, plant and equipment		(431)	-
Proceeds from sale of PPE		-	-
Short-term investments		-	14,690
Net cash used for investing activities		(431)	14,690
Cash flows provided by (used for) financing activities:
Loans from related parties		14,659	(174)
Issuance of common stock		6,983	-
Net cash provided by (used for) financing activities		21,642	(174)

Net (decrease) increase in cash		(29,195)	(4,389)
Effect of foreign currency translation		(1,804)	3,505
Cash – beginning of period		67,321	86,101
Cash – end of period		$36,322	$85,217

Supplemental disclosures of cash flow information:
Interest paid		$(8,868)	$(10,758)
Issuance of 50,000 shares of common stock at $0.001 par value		$20,000	$-

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

The exchange rates used to translate amounts in HK$ and RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

For the nine months and year ended, (Average Rate)	Sept.30, 2018		Dec31, 2017		Sept.30, 2017
Chinese Renminbi (RMB)	RMB	6.51528	RMB	6.75690	RMB	6.80732
United States dollar ($)		$1.00000		$1.00000		$1.00000

As of (Closing Rate)	Sept. 30, 2018		Dec 31, 2017		Sept. 30, 2017
Chinese Renminbi (RMB)	RMB	6.86832	RMB	6.50630	RMB	6.65490
United States dollar ($)		$1.00000		$1.00000		$1.00000

For the nine months and year ended, (Average Rate)	Sept. 30, 2018		Dec 31, 2017		Sept. 30, 2017
Hong Kong (HKD)	HKD	7.84023	HKD	7.79259	HKD	7.78721
United States dollar ($)		$1.0000		$1.00000		$1.00000

As of (Closing Rate)	Sept. 30, 2018		Dec 31, 2017		Sept. 30, 2017
Hong Kong (HKD)	HKD	7.82866	HKD	7.81280	HKD	7.81164
United States dollar ($)		$1.00000		$1.00000		$1.00000

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(i)	Foreign currency translation (continued)

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

Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectability of outstanding accounts receivable. The Company evaluates the credit risk of its customers utilizing historical data and estimates of future performance. Bad debts are written off as incurred. During the reporting periods, there was a bad debt of $66,925.

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

The Company did not have a lease that met the criteria of a capital lease. Leases that do not qualify as a capital lease are classified as an operating lease. Operating lease rental expenses included in selling, general and administrative expenses for the nine months ended September 30, 2018 and 2017 were $31,771 and $50,571, respectively.

(q)	Selling expenses

Selling expenses include store-related expense, other than store occupancy costs, as well as advertising, depreciation and amortization, and certain expenses associated with operating the Company’s corporate headquarters.

(r)	Advertising costs

The Company expensed all advertising costs as incurred. Advertising expenses, net of reimbursement from suppliers, amounted to $11,329 and $8,749 for the nine months ended September 30, 2018 and 2017 respectively. Advertising expense is included in selling expense in the accompanying consolidated statements of income.

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

The total amounts for such employee benefits which were expensed were $20,120 and $122,351 for the nine months ended September 30, 2018 and 2017, respectively.

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

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially expose the company to concentrations of credit risk, consists of cash and accounts receivable as of September 30, 2018 and December 31, 2017. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure sound collections and minimize credit losses exposure.

As of September 30, 2018 and December 31, 2017, the Company’s bank deposits conducted with banks in the PRC where there is currently no rule or regulation mandated on obligatory insurance of bank accounts.

For the nine months ended September 30, 2018 and year ended December 31, 2017, all of the Company’s sales were generated from the PRC.

The maximum amount of loss exposure due to credit risk that the Company would bear if the counter parties of the financial instruments failed to perform represents the carrying amount of each financial asset on the balance sheet.

Normally, the Company does not require collateral from customers or debtors.

Accounts Receivable:
Customer	As at September 30, 2018		As at December 31, 2017
A	$247,121	22%	$233,246	12%
B	122,054	11%	175,093	9%
C	115,047	10%	157,489	8%
D	108,155	9%	154,072	8%
Total	$592,377	52%	$719,900	37%

Accounts Payable:
Supplier	As at September 30, 2018		As at December 31, 2017
A	$185,353	27%	$407,433	23%
B	145,353	21%	384,994	22%
C	123,274	18%	163,542	9%
D	86,389	13%	126,489	7%
E	32,554	5%	87,043	5%
Total	$572,913	84%	$1,169,501	66%

NOTE 4. PROPERTY, PLANT AND EQUIPMENT, NET

Details of property, plant and equipment are as follows:

	September 30, 2018	December 31, 2017
At cost
Furniture and fixtures	$7,812	$8,246
Office equipments	21,029	21,709
Motor vehicles	24,023	25,360
	52,864	55,315
Less: accumulated depreciation	(40,820)	(38,636)
	$12,044	$16,679

Depreciation expense included in the general and administrative expenses for the nine months ended September 30, 2018 and 2017 were $4,394 and $6,914 respectively.

Depreciation expense for the three months ended September 30, 2018 and 2017 were $1,291 and $2,149 respectively.

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. INTANGIBLE ASSETS

Intangible assets, net comprise the following:

	September 30, 2018	December 31, 2017
At cost
Trademark	$1,533	$1,537
Computer software	20,054	21,170
	21,587	22,707
Less: accumulated amortization	(10,361)	(7,764)
	$11,226	$14,943

Amortization expense included in the general and administrative expenses for the nine months ended September 30, 2018 and 2017 were $3,171 and $2,883 respectively.

Amortization expense included in the general and administrative expenses for the three months ended September 30, 2018 and 2017 were $1,008 and $980 respectively.

NOTE 6. ACCOUNT PAYABLES

Account payables were comprised of the following:

	September 30, 2018	December 31, 2017

Trade payables	$862,872	$710,212

NOTE 7. OTHER RECEIVABLES

Other receivables were comprised of the following:

	September 30, 2018	December 31, 2017

Disbursement and advances to employees	$23,331	$15,500
Research development project deposit *	14,728	-
Deposit paid	21,783	51,475
	$59,842	$66,975

*Research development project deposit from the acquisition of Nice Great International Limited, the project is still under process and the Company’s management considered to value the deposit at cost.

NOTE 8. OTHER PAYABLES

Other payables were comprised of the following:

	September 30, 2018	December 31, 2017

Loan advances from unrelated parties	$211,360	$223,232
Deposit received	8,736	9,222
Sundries	36,207	23,911
	$256,303	$256,365

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. INCOME TAXES

The Company is subject to the Federal Income tax rate of 34% and Hong Kong profits tax rate of 16.5%. No provision for income taxes in the United States and Hong Kong or elsewhere has been made as the Company had no taxable income for the nine-months ended September 30, 2018 and year ended December 31, 2017.

A reconciliation of the provision for income taxes with amount determined by applying the statutory Federal income tax rate of 34% to income before income taxes is as follow:

	September 30, 2018	December 31, 2017
(Loss) Profit before income tax	$(12,972)	$(52,671)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable income	$(12,972)	$(52,671)
Federal Income Tax rate	34%	34%
Current tax credit	$4,410	$17,908
Less: Valuation allowance	(4,410)	(117,908)
Income tax expenses	$-	$-

A reconciliation of the provision for income taxes with amounts determined by applying the Hong Kong profit rate of 16.5% to income before income taxes is as follows:

	September 30, 2018	December 31, 2017
Profit (Loss) before income tax	$(59,842)	$(50,498)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable income	$(59,842)	$(50,498)
Hong Kong Profit Tax rate	16.5%	16.5%
Current tax credit	$9,874	$8,332
Less: Valuation allowance	(9,874)	8,332
Income tax expenses	$-	$-

Sleepaid Household and Yuewin were incorporated in the PRC and are subjected to income taxes under the current laws of the PRC. The EIT rate of PRC was 25% for the nine-months and year ended September 30, 2018 and December 31, 2017.

Profit (loss) before income tax of $(276,136) and $(502,952) for the nine-months and year ended September 30, 2018 and December 31, 2017, respectively, were attributed to operations in China. The income tax expenses consisted of the following:

	September 30, 2018	December 31, 2017
Profit (Loss) before income tax	$(276,136)	$(502,952)
Temporary Difference	-	503,057
Permanent Difference	-	-
Taxable income	$(276,136)	$105
China Enterprise Income Tax rate	25%	25%
Current tax credit	$69,034	$26
Less: Valuation allowance	(69,034)	-
Income tax expenses	$-	$26

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. INCOME TAXES (CONTINUED)

No deferred tax has been provided as there are no material temporary differences arising during the nine-months and year ended September 30, 2018 and December 31, 2017.

NOTE 10. COMMITMENTS AND CONTINGENCIES

The Company has operating lease agreements for office premises, which expiring through September 30, 2018. Future minimum rental payments under agreements classified as operating leases with non-cancellable terms for the next one year and thereafter as follows:

Period ending September 30,	2018	2017

2018 and thereafter	10,590	10,181
	$10,590	$10,181

Rental expense for the nine-months ended September 30, 2018 and 2017 were $31,771 and $21,671 respectively.

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

NOTE 12. NET INCOME (LOSS) PER SHARE

A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share (“EPS”) is provided as follows:

	September 30, 2018		September 30, 2017
Numerator
Net (loss)/income	$(321,976)		$(411,869)

Denominator
Weighted average shares – Basic EPS	13,710,208		13,663,322
Weighted average shares – Diluted EPS	13,710,208		13,663,322

Net income (loss) per share – Basic and Diluted
EPS - basic and diluted	$(2.35cents	)	$(3.01cents	)

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. RELATED PARTY TRANSACTIONS

Related party transactions comprised of loans from related parties and from director by director current account. As of September 30, 2018 and December 31, 2017, the loans from related parties were $785,076 and $769,515. All of these loans were provided for the Company’s working capital, did not have collateral, bear no interest and repayable on demand.

Detailed loans from related parties are listed as below:

	September 30, 2018	December 31, 2017

Cheung, Kuen Harry (a)	$486,667	$467,925
Cheung, Hang Dennis (b)	48,047	50,720
Yugosu International Limited (c)	250,362	250,870

Total loans from related parties	$785,076	$769,515

(a) Major shareholders of Amax Deluxe Ltd (major shareholder of Sleepaid Holding Co.)

(b) Close family member of Cheung Kuen, Harry.

(c) With common shareholder Cheung Kuen, Harry

NOTE 14. GOING CONCERN

As of September 30, 2018, the Company has accumulated deficits of $983,320, and its current liabilities exceed its current assets resulting in negative working capital of $1,006,514. In view of the matters described above, recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company’s ability to raise additional financing and to succeed in its future operations. The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Subsequent the financial year ended December 31, 2017, the Company (“the defendant”) has a lawsuit with Zhangjiagang Coolist Life Technology Co., Ltd. (“the plaintiff”) regarding the unpaid amount for the goods purchased from the plaintiff. No provision has been made for any material loss that is probable from the lawsuit currently pending (Case No. (2017) 粵0113民初字683號). On January 2, 2018, the court made the decision that the defendant had to repay the plaintiff the amount of goods purchased USD 185,030 (RMB 1,162,115) in addition of interest for the amount of USD 11,052 (RMB 69,415). On January 24, 2018, the defendant decided to make the appeal and the application was accepted. The Company is awaiting notice for the appeal hearing from the Court. On August 24, 2018, the Intermediate Court of People in Guangzhou, Guangdong Province, made the decision that the appeal was not justified and the Company need to paid the account payable, interest and cost of appeal, and expenses of $15,645.

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

Overview

Our principle line of business is developing, producing and selling our mattress, pillow, and bedding products. In the nine months ended September 30, 2018, the retail industry in China had not yet recovered and competition was furious. Traditional retail share has been eaten by E-commerce platform trading and O2O business. We are continuous in restructuring and modifying our business by rearrangement of our marketing resources to our brand and widen our products range and sourcing for new health enhancement products, and also involving more trading via the E-Commerce channel.

Adapting to the current market situation, our company changed the sales strategy, doing more promotion and kicked started to our O2O marketing channel, so that we can still control the decline of our sales volume. In the nine months ended September 30, 2018, our total revenue was $1,143,271. Of this total revenue, the revenue generated by our self-managed store was $1,031,059, the revenue generated by the franchised stores totaled $Nil, and the revenue generated by direct sales was totaled $112,212. Our revenues by brand for the nine months ended September 30, 2018 were as follows: Revenue of SleepAid was $1,033,179, and BEMCO was $110,092.

Result of the Three months ended September 30, 2018 and 2017

Net Revenue

In the three months ended September 30, 2018, our revenue was $327,577, compared to $326,454 the same period in 2017. In three months ended, the revenue very slightly increased by 0.34% from the same period in 2017. The revenue generated by our self-managed store was $296,018, and by direct sales was totaled $31,559. Our revenues by brand for the three months ended September 30, 2018 were as follows: Revenue of SleepAid was $302,672, and BEMCO was $24,905.

Cost of Sales

In the three months ended September 30, 2018, the cost was $241,939 compared to the same period in 2017 decreased 13.68% from $280,277. The change of cost of sales reflects a decreasing rate more than that of the very slightly increase in revenue. This was caused by the effective cost control activities executed during the period.

Selling expense

In the three months ended September 30, 2018 and 2017, the selling expense was $61,128 and $70,949 respectively. The decrease of 13.84% which reflected that spending ratio to sales volume was decreasing despite a very slightly increase in revenue.

General and administrative expense

General and administrative expense for the three months ended September 30, 2018 was $99,065 compared to the same period in 2017 decrease 21.37% from $125,992, the decrease was attributed to the decrease in salary and office expenses.

Income Tax

During the three months ended September 30, 2018 and 2017, the company incurred no tax and its subsidiary has paid $Nil and $Nil tax respectively as a foreign corporation.

Net Loss

The Company recorded a net loss of $55,341 for the three months ended September 30, 2018 compared to the net loss of $153,264 for the same period in 2017. The net loss decreased by 63.89%. The changes of net loss were mainly due to the slight improvement in cost of sales, decrease in selling and general and administrative expenses as mentioned above.

Interest expenses

In the three months ended September 30, 2018 and 2017, the interest expenses were $2,780 and $2,463 respectively. The increased of interest expenses were result of the amount paid to Yugosu International Limited in this quarter.

Other income

In the three months ended September 30, 2018 and 2017, the other income was $22,088 and $Nil respectively. The increased of other income was caused by the company receive government grants in this quarter.

Result of the Nine months ended September 30, 2018 and 2017

Net Revenue

In the nine months ended September 30, 2018, our revenue was $1,143,271, compared to $1,375,654 the same period in 2017. In nine months ended, the revenue decreased by 16.89% from the same period in 2017. The revenue generated by our self-managed store was $1,031,059, and by the direct sales was $112,212. Our revenues by brand for the nine months ended September 30, 2018 were as follows: Revenue of SleepAid was $1,033,179 and BEMCO was $110,092. The decrease of revenue was resulted of the continuous recline in the retail business.

Cost of Sales

In the nine months ended September 30, 2018, the cost was $871,783 compared to the same period in 2017 decreased 21.0% from $1,103,587. The change of cost of sales reflects a decreasing rate more than that of the decrease rate in revenue. This was caused by the effective cost control activities executed during the period with the slowed down retail business.

Selling expense

In the nine months ended September 30, 2018 and 2017, the selling expense was $235,726 and $227,842 respectively. The increase of 3.46% which reflected that spending ratio to sales volume was increasing in order to defend against the slow economy.

General and administrative expense

General and administrative expense for the nine months ended September 30, 2018 was $370,465 compared to the same period in 2017 decrease 16.8% from $445,255, the decrease was attributed to our management continuous to work hard in controlling salary and office expenses.

Income Tax

During the nine months ended September 30, 2018 and 2017, the company incurred no tax and its subsidiary has paid $Nil and $Nil tax respectively as a foreign corporation.

Net Loss

The Company recorded a net loss of $321,976 for the nine months ended September 30, 2018 compared to the net loss of $411,869 for the same period in 2017. The net loss decreased by 21.83%. This continuous decline was due to the slowdown of retail market resulted in lower revenue and gross profit with the increase in selling expenses, and slightly offset by decrease in general and administrative expense.

Interest expenses

In the nine months ended September 30, 2018 and 2017, the interest expenses were $8,868 and $10,758 respectively. The decreased of interest expenses were result of the amount paid to Yugosu International Limited in the half year.

Other income

In the nine months ended September 30, 2018 and 2017, the other income was $22,088 and $9 respectively. The increased of other income was caused by the company receive government grants in this quarter.

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

Working capital

At September 30, 2018, the Company had negative working capital of ($1,006,514) with current assets of $1,167,533 and current liabilities of $2,174,047. The current assets consisted cash and cash equivalents of $36,322, inventory of $833,663, trade receivables of $174,245, advance to supplies of $63,461, and other receivables of $59,842. The current liabilities of the Company as at September 30, 2018 were composed of accounts payable of $862,872, accrued expenses of $183,840, loans from related parties of $785,076, advances from customer of $68,064, tax payable of $16,342, and other payable of $256,303.

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

Operating activities

Net cash used by operating activities during the nine months period ended September 30, 2018, was $50,406 compared to net cash used by operation of $18,905 for the same period in 2017. This represents a decrease of $31,501.

During the nine months period ended September 30, 2018, the $50,406 cash used was mainly resulted of cash used by net loss of $321,976, decreased inventories of $36,253, decreased other receivables of $9,116, and decreased advances to suppliers of $19,051 while offset against cash provided by increased trade receivable of $21,465, increased accounts payables of $200,394, increased prepaid expenses of $18,667 and increased accrued liabilities of $53,640.

During the nine months period ended September 30, 2017, the $18,905 cash used was mainly resulted of cash used by net loss of $411,869, decreased inventories of $105,741, decreased other receivable of $16,905, and decreased accounts payable of $114,881 while offset against cash provided by increased trade receivables of $515,700, increased other advances from customers of $13,267, increased other payables of $55,862 and increased accrued liabilities of $27,130.

Investing Activities

Net cash used by investing activities was $431 for the nine months period ended September 30, 2018 as compared to the cash provided by investing activities of $14,690 for the same period in 2017. Net cash used in investing activities decreased was the result of purchase of property, plant and equipment in the comparative period.

Financing Activities:

Net cash provided by financing activities was $21,642 for the nine months period ended September 30, 2018 compared to net cash used of $174 for the same period in 2017. This change was primarily comprised of the increase in loans from related parties and director, and the fund from issuance of common stock in the nine months period in 2018.

As of September 30, 2018, the Company had total assets of $1,242,828 and total liabilities of $2,174,047. Stockholder’s equity as of September 30, 2018 was negative $931,219 compared to a negative equity of $657,555 at December 31, 2017.

Off-Balance Sheet Arrangements and Contractual Obligations

As at September 30, 2018, our material off-balance sheet arrangements are operating lease obligations. We excluded these items from the balance sheet in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Operating lease commitments consist principally of leases for our office and warehouse. These leases frequently include options which permit us to extend the terms beyond the initial fixed lease term. With respect to most of those leases, we intend to renegotiate those leases as they expire.

ITEM 3: QUANTITATIVE AND QUALITAIVE DISCLOSURE ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4: CONTROLS AND PROCEDURES

Under the supervision and the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation as of September 30, 2018 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2018. Such conclusion reflects the identification of material weakness as follows: (1) lack of accounting proficiency of our chief financial officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (3) lack of control procedures that include multiple levels of review. Until we are able to remedy these material weaknesses, we have engaged third party consultants and accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

