Form 10-K
period 2018-12-31
Sleepaid Holding Co.
filed 2019-09-26
CIK 1643319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 000-1643319

SLEEPAID HOLDING CO.
(Exact name of Registrant as specified in its charter)

Neveda	47-3785730
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification Number)

Room 10, 1/F., Wellborne Commercial Centre, 8 Java Road, North Point, Hong Kong.
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code : +852-28062312

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
NONE	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  ☐ Yes     ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes     ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) ☐ Yes     ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes     ☒ No

As of September 26, 2019 there was no market for the Common Stock.

The number of shares of Registrant’s Common Stock outstanding as of September 26, 2019 was 34,213,322.

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

Currently, we are selling the Sleep Aid and BEMCO products to end customers through our self-managed and direct sales in Guangdong and Guangxi Provinces in the southern part of China. Currently, we have a total of 13 stores. We manage 13 of these stores directly. These self-managed stores are approximately 40 sq. m. to 100 sq. m. in size and have similar buildout and décor. For self-managed stores, the Company prefers to cooperate with the large shopping malls that have strong management and proven customers flow. We are provided with counter space in the stores which we are responsible for decorating and staffing. When we sell our products, the customer pays the store. The store receives a commission for the sale and remits the balance to the Company, typically within 60 to 90 days after the sale.

Sleep Aid and BEMCO products include different lines of mattresses, soft mats, silk blankets and pillows. The Sleep Aid and BEMCO products are also sold to customers in the other provinces of China through an exclusive wholesale agent. We are responsible for the product development of Sleep Aid and BEMCO products, but production is outsourced to a few third party manufacturers. In 2017, we had three major suppliers who provide us with approximately from 13% to 28% of our products. Our suppliers agree to deliver the ordered products within 30 days of our placing the order and must deliver products conforming to industry standards. Typically, our suppliers allow us 60 to 90 days to pay for the products ordered.

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

At present, the Company as a whole employs 27 employees to manage the finance, sales and marketing, logistic, product development and administration functions. The majority of its manpower is deployed in sales and marketing, which employs 16 employees. The Company’s retail shops have a standardized layout and decor to enhance customers’ recognition in order to build up brand loyalty. Sales to customers are typically on cash basis. For those retail outlets that are located within department stores or shopping malls, sales proceeds are collected by the cashier systems of the respective department store and shopping mall, which then settles the amounts due the Company during the next calendar month after the sales transaction.

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

To capture a larger share of the soft bedding products market, the Company has plans for expansion over the next five years. The emphasis in 2018 was to further consolidate its leading position by expanding the distribution network in the two provinces where it now operates. The plan is to open more self-managed stores and invite an additional ten operators to open and run retail stores or outlets to market the Company's products under a franchise arrangement. The next step will be to penetrate the market in other regions of the country. The Company has identified Chengdu, Henan and Shanghai as three key areas where self-operated stores will be opened in the next phase and be the springboard for expansion into the Southwest, Central and Eastern China regions respectively.

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

The Company considers the development of an e-commerce platform an effective means to complement the operation of the physical retails stores. As online shopping grows in popularity, the Company intends to use online facilities including its own e-commerce website, other mobile apps like Wechat, Weibo, and so on, for the promotion, advertising and marketing of its product. Customers can then purchase and pay online via the Company’s e-commerce website and other online trading platforms like Tianmao (www.tmall.com) and Jingdong Mall (www.jd.com). The retail shops, whether self-operated or franchised, will then provide the “last mile” connection including delivery, assembling and after sales services. The management believes this O2O business model will greatly enhance its business and at the same time enable it to retain the very important data bank of its customer profile.

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

Employees

As of December 31, 2018, we, through our subsidiaries, have 27 full-time employees in China.

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

Record Holders

As of December 31, 2018, there were 47 holders of record of our Common Stock.

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

Equity Compensation Plan Information

On [September 3], 2018 the Company completed an offering of 500,000 shares of its common stock to one shareholder, pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, for total consideration of $5,000.00 at $0.01 per share.

On [January 31], 2019 the Company completed an offering of 20,000,000 shares of its common stock to four independent investors, of which a major offering of 15,252,000 shares sold to Mr. Zheng Huihe, pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, for total consideration of $60,000.00 at $0.003 per share.

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

Overview

Corporate Background

Our principal line of business is developing, producing and selling our mattress, pillow, and bedding products. For the year ended December 31, 2018, the retail industry in China had slowed down continuously and competition was furious. Traditional retail share has been eaten by E-commerce. During the year of 2018, the Company continuous generating sales revenue via the E-Commerce channel.

Adapting to the current market situation, our Company changed the sales strategy, doing more promotion and kicked started our O2O marketing channel, so that we can still keep our sales volume under current situation. For the year ended December 31, 2018, our total revenue was $1,719,168, Of this revenue, the revenue generated by our self-managed stores was $1,501,791, the revenue generated by the direct sales was totaled $214,413, and the revenue generated by network sales was totaled $2,964. Our revenues by brand for the year ended December 31, 2018 were as follows: Revenue of SleepAid was $1,575,746, and BEMCO was $143,422.

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

Executive Summary

In 2018, our major sales came from selling of mattress, pillow, and bedding products.

•	Net revenue for the year ended December 31, 2018 decreased by 8.07% to $1.72 million compared to the same period in 2017.

o	Revenue from our self-managed store was $1,501,791
o	Revenue from network E-commerce was $2,964
o	Revenue from direct sales was $214,413
o	Revenue from our brand SleepAid was $1,575,746
o	Revenue from our brand BEMCO was $143,422.

•	Gross profit for the year ended December 31, 2018 increased by 4.55% to $423,982 compared to the same period in 2017.

	o	Gross profit margin for the year ended December 31, 2018 increased 4.55% to 24.66% compared to the same period in 2017.

•	Net loss for the year ended December 31, 2018 decreased by 30.21% to a loss of $423,042 compared to the same period in 2017.

	o	Selling expenses for the year ended December 31, 2018 decreased 33.98% to $293,538 compared to the same period in 2017.
	o	General and administrative expenses for the year ended December 31, 2018 increased 15.16% to $591,117 compared to the same period in 2017.

Results of Operations

The following table sets forth the comparison of the operations data for the year ended December 31, 2018 and 2017 and should be read in conjunction with our consolidated financial statements and the related notes for the year ended December 31, 2018 which appearing elsewhere in this document.

	Year Ended December 31,
	2018	2017	Difference	Percentage Increase
Net revenue	$1,719,168	$1,870,164	$(150,996)	(8.07)%
Cost of sales	(1,295,186)	(1,494,087)	(198,901)	(13.31)%
Gross profit	423,982	376,077	47,905	12.74%

Operating expenses
Sales and marketing	(293,538)	(444,621)	(151,083)	(33.98)%
General and administrative	(591,117)	(513,297)	77,820	15.16%
Total operating expenses	(884,655)	(957,918)	(73,263)	(7.65)%

Income (loss) from operations	(460,673)	(581,841)	121,168	20.82%
Other income (expense)	37,631	(24,280)	61,911	254.99%
Income (loss) before income taxes provision	(423,042)	(606,121)	183,079	30.21%
Income taxes	-	(26)	26	(100)%
Net (loss) income	$(423,042)	$(606,147)	$183,105	30.21%

The following table sets forth key components as a percentage of net revenue for the year ended December 31, 2018 and 2017

	Year Ended December 31,
	2018	2017

Net revenue	100.00%	100.00%
Cost of sales	(75.34)%	(79.89)%
Gross profit	24.66%	20.11%

Operating expenses
Sales and marketing	(17.07)%	(23.77)%
General and administrative	(34.38)%	(27.45)%
Total operating expenses	(51.45)%	(51.22)%

Income (loss) from operations	(26.79)%	(31.11)%
Other income (expenses)	1.90%	(1.3)%
Income (loss) before income taxes provision	(24.61)%	(32.41)%
Income taxes provision	-%	(0.001)%
Net (loss) income	(24.61)%	(32.41)%

Comparison of the Years Ended December 31, 2018 and 2017

Net Revenue

Net revenue for the fiscal year 2018 was $1,719,168, decreased $150,996 or 8.07% from $1,870,164 for the fiscal year 2017. The revenue generated by our self-managed stores was $1,501,791, by E-commerce network sales was $2,964, and by direct sales was $214,413. Our revenues by brand for the fiscal year 2018 were as follows: Revenue of SleepAid was $1,575,746, and BEMCO was $143,422. Because of the decline in the retail market in China and keen competition in the industry, the sales revenue decrease against the comparable year significantly.

Cost of Sales

Cost of Sales for the fiscal year 2018 was $1,295,186, representing a decrease of 198,901 or 13.31% from $1,494,087 for the fiscal year 2017. The change of cost of sales reflects a decreasing rate more than that of the decrease rate in revenue. This was caused by the special promotion campaign tried to simulate sales activities during the slowed down retail business.

Gross Profit

Gross profit was increased by $47,905, or 12.74%, to $423,982, or 24.66% of net revenue in fiscal 2018 from $376,077, or 20.11% of net revenue in fiscal 2017. The gross profit increased was primarily attributable to the decrease in cost of sales in fiscal year 2018 compared to fiscal year 2017.

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

Sales and Marketing Expenses

Selling expenses decreased by $151,083, or 33.98%, to $293,538 or 17.07% of net revenue in fiscal year 2018 from $444,621 or 23.77% of net revenue in fiscal year 2017. The decrease was mainly resulted from the decrease in sales related salaries and expenses in fiscal year 2018.

General and Administrative Expenses

General and administrative expenses increased by $77,820 or 15.16%, to $591,117 or 34.38% of net revenue in fiscal year 2018 from $513,297 or 27.45% of net revenue in fiscal year 2017. The increase was primarily due to increase of doubtful debt allowance and development expenses.

Income Taxes Provision

The Company and its subsidiary are subject to income tax in Hong Kong and PRC. Income tax provision for the year ended December 31, 2018 was $Nil, a decrease of $26 or 100% from $26 for the year ended December 31, 2017.

Net (loss) Income attributable to the Group

The Company recorded a consolidated net loss of $418,592 for the fiscal year 2018, decreased $187,555 or 30.94%, from net loss of $606,147 in the fiscal year 2017. The continuous of losses was mainly due to the reasons discussed above.

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

Impairment of Long-Lived Assets

We account for impairment of long-lived assets in accordance with FASB ASC 360. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose. During the reporting fiscal years 2018 and 2017, there was no impairment loss incurred. Competitive pricing pressure and changes in interest rates, could materially and adversely affect our estimates of future net cash flows to be generated by our long-lived assets.

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

Liquidity and Capital Resources

The Company’s liquidity and capital is dependent on the company continuing to increase its revenues and the capital it can raise to continue the Company’s development and expansion of its product lines. The Company estimates that its current available capital resources and the additional capital will be raised in near future may provide sufficient funding to its planned operations through the year of 2019.

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

At December 31, 2018, we had cash of $57,363 as compared to $67,321 in cash at December 31, 2017.

Our total current assets as of December 31, 2018 was $1,141,362, decreased by $90,030 as compared to $1,231,392 as of December 31, 2017, which consisted of cash of $57,363, inventories of $874,528, trade receivables of $59,943, advance to suppliers of $87,040, and other receivables of $62,488 as of December 31, 2018; and consisted of cash of $67,321, inventories of $843,747, trade receivables of $205,434, advance to suppliers of $47,915, and other receivables of $66,975 as of December 31, 2017, respectively. The decrease in current assets was mainly attributed by the decrease in trade receivables of $145,491 which offset by the increase in inventories of $30,781, result of the decline in sales turnover.

The current liabilities of the Company at December 31, 2018 were $2,222,208, increased by $250,768 as compared to $1,971,440 as of December 31, 2017. The current liabilities are composed primarily of loans from related parties of $783,191, accounts payable of $852,575, other payables of $255,435 and accrued expenses of $217,832 as of December 31, 2018, as compared to the amount composed primarily of loans from related parties of $769,515, accounts payable of $710,212, other payables of $256,365 and accrued expenses of $159,172 as of December 31, 2017, respectively. The changes in current liabilities were mainly resulted of increase in accounts payables of $142,363, and increase in accrued expenses of $58,660.

As result of the above mentioned, at December 31, 2018, the Company had deficit working capital of negative $1,080,846, decreased by $340,798 as compared to deficit working capital of negative $740,048 at December 31, 2017.

Net Cash Used for Operating Activities

Operating Activities: Net cash used for operating activities during the year ended December 31, 2018, was $27,210 compared to cash used by $33,233 for the same period in 2017. This represents an improvement of $6,023.

During the year ended December 31, 2018, the $27,210 cash used was primarily attributed by $423,042 in net loss, $79,339 in inventories, and $43,358 in advance to suppliers while cash provided by $187,834 in accounts payable, $50,025 in restricted cash, $64,665 in accrued expenses, and $13,205 in other payables, compared to during the year ended December 31, 2017,the $33,233 cash used was primarily attributed by $606,147 in net loss, $84,568 in inventories, $63,459 in accounts payable, and $48,985 in restricted cash while cash provided by $525,687 in trade receivable, $81,043 in accrued expenses, and $63,706 in other payables.

Net Cash Used for Investing Activities

In the year ended December 31, 2018, net cash provided for investing provided for amounted to $331 while net cash provided for investing activities in the year ended December 31, 2017, amounted to $14,800, a decreasing change of $14,469. This change was primarily due to the changes in spending on short-term investments in FY 2017.

Net Cash Provided by Financing Activities

In the year ended December 31, 2018, net cash provided for financing activities amounted to $20,364 while net cash used by financing activities in the year ended December 31, 2017, amounted to $5,007, a change of $25,371. This was primarily comprised of an additional loan from a director of $218,025 and issuance of common stock of $6,983 in FY2018 while there were cash used for director loan repayment $272,873 and repayment of loan from related parties $267,866 in FY2017.

As of December 31, 2018, the Company had total assets of $1,162,358 and total liabilities of $2,222,208, compared to total assets of $1,313,885 and total liabilities of $1,971,440 as of December 31, 2017 respectively. Stockholder’s equity as of December 31, 2018 was a negative equity of $1,059,850 compared to a negative equity of $657,555 as of December 31, 2017.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2018 and 2017, our material off-balance sheet arrangements are operating lease obligations. We excluded these items from the balance sheet in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Information regarding our operating leases is available in Item 2, Properties and Note 10, Commitments, of the notes to consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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

In making its assessment of internal control over financial reporting management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the material weakness described in the following paragraphs, management believes that, as of December 31, 2018, the company’s internal control over financial reporting was not effective based on those criteria.

Management’s evaluation was retrospective and conducted as of December 31, 2018, the last day of the fiscal year covered by this Form 10-K. Based upon management’s evaluation, our CEO and CFO have concluded that our internal controls over financial reporting were not effective as of December 31, 2018 because we have not completed the remediation (discussed elsewhere in this document) for the fiscal year ended December 31, 2018 due to the following material weaknesses:

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

As of December 31, 2018, we had not completed the remediation of any of these material weaknesses.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the name, age, and position of our current directors and executive officers as of December 31, 2018. Each director serves and holds office (subject to our By-Laws) until the next annual meeting of stockholders unless he or she resigns and until such director’s successor has been duly elected and qualified. Each of our officers serves until the next annual meeting of directors and until their successors have been duly elected and qualified. Each executive officer holds his office until he resigns, is removed by the board of directors, or his successor is elected and qualified, subject to applicable employment agreements.

NAME	AGE	POSITION	DIRECTOR SINCE
Yum Yim Wong	54	Chairman of the Board, Director	December, 2016, and resigned on March 28, 2019
Tao Wang	39	Chief Executive Officer, Chief Financial Officer, Director	April, 2015
Qiuli Chen	29	Operation Officer, Director	January 18, 2018

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

Identification of Significant Employees

As of the date of this Report, other than our current directors and officers, we have 27 other full-time or part-time significant employees.

Board Meetings

During the fiscal year ended December 31, 2018, our Board of Directors held 4 meetings. No director who served during the fiscal year ended December 31, 2018 attended fewer than 75% of the meetings of the Board of Directors during that year.

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

Compliance with Section 16(A) of The Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities (collectively, “Reporting Person”) to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities of the Company. Reporting Persons are required by the SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file. As we are still in the application process for the Common stock to be listed, to our knowledge, we believe that during fiscal year ended December 31, 2018 all Reporting Persons complied with all applicable filing requirements.

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

Named Executive Officers

The named executive officers for the fiscal year ended December 31, 2018 are: Tao Wang, Current Chief Executive Officer and Chief Financial Officer; Qiuli Chen, Current Operation Officer; Riggs Cheung, Past Chief Financial Officer; and Chi Keung Henry Ching, Past Chief Operation Officer. These individuals are referred to collectively in this Annual Report on Form 10-K as the “Named Executive Officers.”

Executive Officer Compensation

The following table sets forth the annual and long-term compensation paid to our Named Executive Officers for services in all capacities to the Company during the past three years ended December 31, 2018, 2017 and 2016.

		Annual compensation			Long-term compensation
					Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other annual compensation ($)	Restricted stock award (s)($)	Securities underlying options/ SARs (#)	Payouts LTIP payouts ($)	All other compensation ($)	Total Compensation
Tao Wang, CEO, CFO	2018	13,958	-	-	-	-	-	-	13,958
	2017	13,320	-	-	-	-	-	-	13,320
	2016	11,967	-	-	-	-	-	-	11,967
			-	-	-	-	-	-	-
Qiuli Chen, OO	2018	2,617	-	-	-	-	-	-	2,617
	2017	-	-	-	-	-	-	-	-

Riggs Cheung, CFO *	2018	-	-	-	-	-	-	-	-
	2017	-	-	-	-	-	-	-	-
	2016	-	-	-	-	-	-	-	-

Chi Keung Henry Ching,	2018	-	-	-	-	-	-	-	-
COO *	2017	-	-	-	-	-	-	-	-
	2016	-	-	-	-	-	-	-	-

_________

*Resigned Officer

As of December 31, 2018, the Company has no other Executive Compensation issues which would require the inclusion of other mandated table disclosures.

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

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards to our executive officers as of December 31, 2018 (Nil: 2018) and none have been issued during the current year (Nil: 2017).

Option Awards

No officer or director of the Company received any equity awards or holds exercisable or un-exercisable options, as of the year ended December 31, 2018 and no officer or director has been awarded any equity awards or options during the current year.

Pension, Retirement or Similar Benefit Plans

As of December 31, 2018, the Company provided contribution to pension or social insurance funds in accordance to the domestic requirements. Other than that, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of termination of employment or change in control. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation of Directors

As of December 31, 2018, our directors received no extra compensation for their service on our board of directors, except reimbursement for out of pocket expenses incurred in attending director meetings, if any.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of December 31, 2018: (i) by each person who is known by us to own beneficially more than 5% of the Common Stock, (ii) by each of our directors, (iii) by each of our executive officers and (iv) by all our directors and executive officers as a group. On such date, we had 13,713,322 shares of Common Stock outstanding.

As used in the table below, the term beneficial ownership with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the 60 days immediately following December 31, 2018. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Class Beneficially Owned(1)
Amax Deluxe Limited (2) B2,18/F., Block B, Wah Hoi Mansion, No.254 Electric Road, North Point, Hong Kong	9,770,000	71.24%
Riggs Cheung * Rm 10, 1/F., Wellborne Commercial Centre, 8 Java Road, North Point, Hong Kong	-	0.00%
Tao Wang (2) * Rm 10, 1/F., Wellborne Commercial Centre, 8 Java Road, North Point, Hong Kong	4,396,500	32.06%
Chi Keung Henry Ching * Rm 10, 1/F., Wellborne Commercial Centre, 8 Java Road, North Point, Hong Kong	-	0.00%
Yum Yim Wang * Rm 10, 1/F., Wellborne Commercial Centre, 8 Java Road, North Point, Hong Kong	-	0.00%
All Directors and Executive Officers as a Group (4 persons)	4,396,500	32.06%

________

* Denotes officer and/or director

(1)	The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)	Tao Wang, an officer and director of the Company, owns 45% of Amax Deluxe Limited and is an officer and director of Amax. He is deemed to be a control person of Amax and is noted as having a beneficial interest in the shares of the Company owned by Amax along with Cheung Kuen Harry, who owns 55% of Amax. The shares listed for Mr. Wang represent his percentage of indirect ownership of the shares owned in the Company by Amax.

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

Related Party Transaction

The Company has outstanding loans from related parties totaling $783,191 as of December 31, 2018, compared to outstanding loans from related parties totaling $769,515 as at December 31, 2017. The loans are unsecured, non-interest bearing and are payable upon demand.

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

Item 14. Principal Accounting Fees and Services

The following table presents the aggregate fees, including reimbursements for expenses, professional audit services and other services rendered by our independent registered public accounting firms during the year ended December 31, 2018 and 2017.

	Fiscal 2018	Fiscal 2017
Audit Fees (1)	$8,190	$37,000
Audit Related Fees (2)	$--	$--
Tax Fees (3)	$--	$--
All Other Fees (4)	$--	$--

Total	$8,190	$37,000

(1)

Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” There were no such fees in fiscal year 2018 and 2017.

(3)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. There were no such fees in fiscal year 2018 and 2017.

(4)	All Other Fees consist of fees for products and services other than the services reported above. There were no such fees in fiscal year 2018 or 2017.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report

(1)	The financial statements for our company listed in the Index to Consolidated Financial Statements are filed as part of this report

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

The Exhibits are filed with or incorporated by reference in this report.

(b)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

__________

* Filed herewith

(c)	Financial statements required by Regulation S-X which are excluded from the annual report to shareholders by Rule 14a-3(b).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SLEEPAID HOLDING CO.

Dated: September 26, 2019	By:	/s/ Tao Wang
Tao Wang
Chief Executive Officer & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tao Wang	CEO, CFO and Director	September 26, 2019
Tao Wang	(Principal Executive Officer Principal Financial and Accounting Officer)

/s/ Qiuli Chen	Operation Officer and Director	September 26, 2019
Qiuli Chen

/s/ Yum Yin Wong	Director and Chairman of the Board	September 26, 2019
Yum Yim Wong

SLEEPAID HOLDING CO. AND SUBSIDIARIES

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Sleepaid Holding Co.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sleepaid Holding Co. ("the Company") as of December 31, 2018, and the related consolidated statements of operations, stockholders' equity, and cash flows, and the related notes (collectively referred to as the "financial statements"). In our opinion, the 2018 financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The financial statements of the Company as of December 31, 2017, were audited by other auditors whose report dated April 16, 2018, expressed an unqualified opinion on those statements.

Material Uncertainty Relating to Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about the its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Zia Masood Kiani & Co.

(Chartered Accountants)

We have served as the Company's auditor since 2018.

Islamabad, Pakistan

Date: September 26, 2019

SLEEPAID HOLDING CO. AND SUBSIDIARIES FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017 (Stated in US Dollars)
CONSOLIDATED BALANCE SHEETS

	Note	2018	2017

ASSETS
Current assets:
Cash and cash equivalents		$57,363	$67,321
Trade receivable, net of allowance for doubtful accounts of $182,742 for 2018 and $70,649 for 2017		59,943	205,434
Short-term investments		-	-
Inventories, net		874,528	843,747
Advance to supplies		87,040	47,915
Loans to related parties		-	-
Other receivables	7	62,488	66,975

Total current assets		$1,141,362	$1,231,392

Non-current assets:
Property, plant and equipment, net	4	10,786	16,679
Intangible assets	5	10,210	14,943
Restricted cash		-	50,871

Total non-current assets		$20,996	$82,493

TOTAL ASSETS		$1,162,358	$1,313,885

LIABILITIES
Current liabilities:
Accounts payable	6	852,575	710,212
Accrued expenses		217,832	159,172
Advances from customer		89,816	56,796
Loans- related parties	13	783,191	769,515
Income tax payable		20,842	17,506
Other payables	8	255,435	256,365
Accrued salaries		2,517	1,874

Total current liabilities		$2,222,208	1,971,440

TOTAL LIABILITIES		$2,222,208	$1,971,440

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	$-	$-
Common stock, $0.001 par value; 65,000,000 shares authorized; 13,713,322 and 13,663,322 shares issued and outstanding, respectively	13,713	13,663
Additional paid in capital	175,833	155,883
Accumulated other comprehensive loss	(173,910)	(165,757)
(Accumulated loss)/retained earnings	$(1,079,936)	$(661,344)

TOTAL STOCKHOLDERS’ EQUITY	$(1,064,300)	$(657,555)
Attributable to non-controlling interests	4,450	-
Attributable to the group	(1,059,850)	-

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,162,358	$1,313,885

See accompanying notes to the consolidated financial statements

SLEEPAID HOLDING CO. AND SUBSIDIARIES FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017 (Stated in US Dollars)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Note	2018	2017

Net revenue		$1,719,168	$1,870,164
Direct costs		(1,295,186)	(1,494,087)

Gross profit		$423,982	$376,077

Operating expenses
Selling expenses		293,539	444,621
General and administrative expenses		591,117	513,297

Total operating expenses		884,655	957,918

(Loss)/income from operations		$(460,673)	$(581,841)

Non-operating income (expense)
Interest expenses		(12,618)	(24,031)
Interest income		105	796
Other expenses		(728)	(1,054)
Other income		45,791	9
Gain on subsidiary group disposal		5,081	-

Total non-operating income (expenses)		37,631	(24,280)

(Loss)/income before income taxes		$(423,042)	$(606,121)

Income tax	9	-	(26)

Net (loss)/income		$(423,042)	$(606,147)

Comprehensive income statement
Net (loss)/income		(423,042)	(606,147)
Non-controlling interest		4,450	-
Net (loss)/income attributable to the Company		(418,592)	-
Foreign currency translation adjustment		(8,153)	12,809

Comprehensive loss		$(426,745)	$(593,338)

Basic earnings per share of common stock		$(0.031)	$(0.044)
Diluted earnings per share		$(0.031)	$(0.044)

Weighted average number of common shares outstanding – basic and diluted		13,710,993	13,663,322

See accompanying notes to the consolidated financial statements

SLEEPAID HOLDING CO. AND SUBSIDIARIES FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017 (Stated in US Dollars)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
ACCUMULATED OTHER COMPREHENSIVE INCOME

	Number of shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings (accumulated losses)	Total

Balance, January 1, 2017	13,663,322	$13,663	$155,883	$(178,566)	(55,197)	$(64,217)
Exchange reserve	-	-	-	12,809	-	12,809
Net income	-	-	-	-	(606,147)	(606,147)

Balance, December 31, 2017	13,663,322	$13,663	$155,883	$(165,757)	(661,344)	$(657,555)

Balance, January 1, 2018	13,663,322	$13,663	$155,883	$(165,757)	(661,344)	$(657,555)
Issue of capital	50,000	50	19,950	-	-	20,000
Exchange reserve	-	-	-	(8,153)	-	(8,153)
Net loss	-	-	-	-	(418,592)	(418,592)

Balance, December 31, 2018	13,713,322	13,663	$175,833	$(173,910)	(1,079,936)	$(1,064,300)

See accompanying notes to the consolidated financial statements

SLEEPAID HOLDING CO. AND SUBSIDIARIES FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017 (Stated in US Dollars) CONSOLIDATED STATEMENTS OF CASH FLOWS

	Notes	2018	2017

Cash flows (used in)/provided by operating activities :
Net (loss)/income		$(423,042)	$(606,147)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization		9,782	9,688
Gain on disposal		(5,081)	-
Allowance for doubtful accounts		120,482	68,029
Consultancy fee		13,296	15,671

Changes in assets and liabilities:
(Increase) decrease in assets
Trade receivable		19,225	525,687
Inventories		(79,339)	(84,568)
Advances to suppliers		(43,358)	36,134
Restricted cash		50,025	(48,985)
Other receivables		(8,971)	(2,021)
Prepaid expenses		12,106	(18,219)

Increase (decrease) in liabilities
Accounts payable		187,834	(63,459)
Advances from customer		37,511	(1,015)
Accrued expenses		64,665	81,043
Tax payable		4,450	(8,777)
Other payables		13,205	63,706

Total adjustments		$395,832	$572,914

Net cash (used in)/provided by operating activities		$(27,210)	$(33,233)

See accompanying notes to the consolidated financial statements

SLEEPAID HOLDING CO. AND SUBSIDIARIES

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(Stated in US Dollars)

	Notes	2018	2017

Cash flows used in investing activities:
Purchase of property, plant and equipment		(425)	-
Proceeds from sale of subsidiaries		756	-
Short-term investment		-	14,800

Net cash used in investing activities		$331	$14,800

Cash flows provided by/(used in) financing activities:
Principal repayments to bank		-	-
Issuance of common stock		6,983	-
Loan from director		18,205	(272,873)
Loan from related parties		(4,824)	267,866

Net cash provided by/(used in) financing activities		$20,364	$(5,007)

Net decrease in cash and cash equivalents		$(6,515)	$(23,440)

Effect of foreign currency translation		(3,443)	4,660
Cash and cash equivalents – beginning of year		67,321	86,101

Cash and cash equivalents – end of year		$57,363	$67,321

Supplementary disclosure of cash flow information:
Interest paid		$(12,618)	$(24,031)
Issuance of 50,000 shares of common stock at $0.001 par value for payment of consultancy fee with no cash flow effect		20,000	-

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

The following table depicts the identity of the subsidiary:

Name of Subsidiary	Place of Incorporation	Attributable Equity Interest %	Registered Capital
Yugosu Investment Limited (1)	Hong Kong	100	HKD 10,000
Guangzhou Sleepaid Household Supplies Co., Ltd (2)	PRC	100	RMB 3,000,000
Yuewin Trading Ltd (3)	PRC	99	RMB 495,000

Note:	(1)	Wholly owned subsidiary of Sleepaid Holding Company
	(2)	Wholly owned subsidiary of Yugosu Investment Limited
	(3)	Wholly owned subsidiary of Sleepaid Household

(c)	Use of estimates

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

Level 1 –observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets.

Level 2 –other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.).

Level 3 –significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).

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

The exchange rates used to translate amounts in HK$ and RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	2018	2017
Year end HKD: USD exchange rate	7.8317	7.8128
Average yearly HKD : USD exchange rate	7.8375	7.7926

	2018	2017
Year end RMB: USD exchange rate	6.8776	6.5063
Average yearly RMB: USD exchange rate	6.6163	6.7569

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

Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectability of outstanding accounts receivable. The Company evaluates the credit risk of its customers utilizing historical data and estimates of future performance. Bad debts are written off as incurred. During the reporting year 2018, there was an allowance of doubtful debts of $182,742.

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

The Company did not have a lease that met the criteria of a capital lease. Leases that do not qualify as a capital lease are classified as an operating lease. Operating lease rental expenses included in selling, general and administrative expenses for the year ended December 31, 2018 and December 31, 2017 were $53,999 and $57,984, respectively

(s)	Selling expenses

Selling expenses include store-related expense, other than store occupancy costs, as well as advertising, depreciation and amortization, and certain expenses associated with operating the Company’s corporate headquarters.

(t)	Advertising costs

The Company expensed all advertising costs as incurred. Advertising expenses, net of reimbursement from suppliers, amounted to $11,173 and $10,907 for the years ended December 31, 2018 and 2017 respectively. Advertising expense is included in selling expense and general administrative expense in the accompanying consolidated statements of income.

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

The total amounts for such employee benefits which were expensed were $25,485 and $41,384 for the years ended December 31, 2018 and 2017, respectively.

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

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially expose the company to concentrations of credit risk, consists of cash and accounts receivable as of December 31, 2018 and 2017. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure sound collections and minimize credit losses exposure.

As of December 31, 2018 and 2017, all the Company’s bank deposits were conducted with banks in the PRC where there is currently no rule or regulation mandated on obligatory insurance of bank accounts.

For the year ended December 31, 2018 and 2017, all of the Company’s sales were generated from the PRC.

The maximum amount of loss exposure due to credit risk that the Company would bear if the counter parties of the financial instruments failed to perform represents the carrying amount of each financial asset on the balance sheet.

Normally, the Company does not require collateral from customers or debtors.

Accounts Receivable

Customer	As at December 31, 2018		As at December 31, 2017
A	$412,514	24%	$233,246	12%
B	177,077	10%	175,093	9%
C	174,776	10%	157,489	8%
D	147,882	8%	154,072	8%
Total	$912,249	52%	$719,900	37%

Accounts Payable

Supplier	As at December 31, 2018		As at December 31, 2017
AA	$318,397	29%	$407,433	23%
BB	208,741	19%	384,994	22%
CC	148,553	13%	163,542	9%
DD	104,578	9%	126,489	7%
EE	92,004	8%	87,043	5%
Total	$872,273	78%	$1,169,501	66%

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net comprise the following:

	December 31, 2018	December 31, 2017

At cost
Furniture and fixtures	$7,801	$8,246
Office equipment	21,002	21,709
Motor vehicles	23,991	25,360

Total property, plant and equipment	$52,794	$55,315
Less: accumulated depreciation	(42,008)	(38,636)

Total property, plant and equipment, net	$10,786	$16,679

Depreciation expense included in the selling expenses for the years ended December 31, 2018 and 2017 were $Nil and $105.

Depreciation expense included in the general and administrative expenses for the years ended December 31, 2018 and 2017 were $5,618 and $5,506 respectively.

NOTE 5. INTANGIBLE ASSETS

Intangible assets, net comprise the following:

	December 31, 2018	December 31, 2017

At cost
Trademark	1,532	1,537
Computer software	$20,027	$21,170

Total intangible assets	$21,559	$22,707
Less: accumulated amortization	(11,349)	(7,764)

Total intangible assets, net	$10,210	$14,943

Amortization expense included in the general and administrative expenses for the years ended December 31, 2018 and 2017 were $4,164 and $4,077.

NOTE 6. ACCOUNT PAYABLES

Account payables were comprised of the following:

	December 31, 2018	December 31, 2017

Trade payables	$852,575	$710,212

NOTE 7. OTHER RECEIVABLES

Other receivables were comprised of the following:

	December 31, 2018	December 31, 2017

Disbursement and advances to employees	17,468	15,500
Deposit paid	45,020	51,475
	$62,488	$66,975

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. OTHER PAYABLES

The other payables were comprised of the following:

	December 31, 2018	December 31, 2017

Loan advances from unrelated parties	$211,076	$223,232
Deposit received	8,724	9,222
Sundries	35,625	23,911
	$255,435	$256,365

NOTE 9. INCOME TAXES

The Company is subject to the Federal Income tax rate of 34%, PRC Enterprise Income tax rate of 25% and Hong Kong profits tax rate of 16.5%.

A reconciliation of the provision for income taxes with amounts determined by applying the statutory Federal income tax rate of 34% to income before income taxes is as follows:

	December 31, 2018	December 31, 2017

Loss before income tax	$(40,486)	$(52,671)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable income	$(40,486)	$(52,671)
Federal Income Tax rate	34%	34%
Current tax credit	$13,765	$17,908
Less: Valuation allowance	(13,765)	(17,908)

Income tax expenses	$-	$-

A reconciliation of the provision for income taxes with amounts determined by applying the Hong Kong profits rate of 16.5% to income before income taxes is as follows:

	December 31, 2018	December 31, 2017

Loss before income tax	$(33,258)	$(50,498)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable income	$(33,258)	$(50,498)
Hong Kong Income Tax rate	16.5%	16.5%
Current tax credit	$5,488	$8,332
Less: Valuation allowance	(5,488)	(8,332)

Income tax expenses	$-	$-

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. Income taxes (CONTINUED)

Sleepaid Household and Yuewin were incorporated in the PRC and are subjected to income taxes under the current laws of the PRC. The EIT rate of PRC was 25% for the year ended December 31, 2018 and 2017.

Profit (loss) before income tax of $(349,563) and $(502,952) for the year ended December 31, 2018 and 2017, respectively, were attributed to operations in China. The income tax expenses consisted of the following:

	December 31, 2018	December 31, 2017

Profit (Loss) before income tax	$(349,563)	$(502,952)
Temporary Difference	349,563	503,057
Permanent Difference	-	-
Taxable income	$-	$105
China Enterprise Income Tax rate	25.0%	25.0%
Current tax expenses	$-	$26
Less: Valuation allowance	-	-

	$-	$26

No deferred tax asset has been provided for the year ended December 31, 2018 and 2017.

NOTE 10. COMMITMENTS AND CONTINGENCIES

The Company has operating lease agreements for office premises, which expiring through December 31, 2018. Future minimum rental payments under agreements classified as operating leases with non-cancellable terms for the next one year and thereafter as follows:

Year ending December 31,	2018	2017
2018	-	40,847
2019 and thereafter	40,847	-

Total	$40,847	$40,847

Rental expense paid for the year ended December 31, 2018 and 2017 were $53,999 and $57,984 respectively.

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

In 2018 and 2017, the Company is regarded as a single operating segment, being engaged in the operating of mattress and bedroom products retail outlets. This principal activity and geographical market are substantially based in Hong Kong and the Mainland China, accordingly, no operating or geographical segment information are presented.

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. NET INCOME (LOSS) PER SHARE

A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share (“EPS”) is provided as follows:

	December 31, 2018	December 31, 2017
Numerator
Net (loss)/income	$(423,042)	$(606,147)

Denominator
Weighted average shares – Basic EPS	13,710,993	13,663,322
Weighted average shares – Diluted EPS	13,710,993	13,663,322

Net income (loss) per share – Basic and Diluted
EPS - basic and diluted	$(0.031)	$(0.044)

NOTE 13. RELATED PARTY TRANSACTIONS

Related party transactions comprised of loans from related parties and from director by director current account. As of December 31, 2018 and December 31, 2017, the loans from related parties were $783,191 and $769,515. All of these loans were provided for the Company’s working capital, did not have collateral, bear no interest and repayable on demand.

Detailed loans from related parties are listed as below:

	December 31, 2018	December 31, 2017

Cheung, Kuen Harry (a)	$484,943	$467,925
Cheung, Hang Dennis (b)	47,982	50,720
Yugosu International Limited (c)	250,266	250,870

Total loans from related parties	$783,191	$769,515

(a) Major shareholders of Amax Deluxe Ltd (major shareholder of Sleepaid Holding Co.)

(b) Close family member of Cheung, Kuen Harry.

(c) With common shareholder Cheung, Kuen Harry.

NOTE 14. GOING CONCERN

As of December 31, 2018, the Company has accumulated deficits of $1,059,850, and its current liabilities exceed its current assets resulting in negative working capital of $1,080,845. In view of the matters described above, recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company's ability to raise additional financing and to succeed in its future operations. The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. SUBSEQUENT EVENTS

The Company has evaluated all other subsequent events through [September 22], 2019, the date these financial statements were issued, and determined that the only subsequent events or transactions that require recognition or disclosures in the financial statements was as follow:

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

On March 28, 2019, the Company received the resignation of a director and its Chairman of the Board, Wong, Yumyim for personal reasons. On March 29, 2019, the Company appointed Zheng Huihe as a director of the Company.

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