Form 10-Q
period 2019-03-31
Sleepaid Holding Co.
filed 2019-09-30
CIK 1643319

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer	☐	Accelerated filed	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 30, 2019 there was no market for the Common Stock.

The number of shares of Registrant’s Common Stock outstanding as of September 30, 2019 was 34,213,322.

SLEEPAID HOLDING CO.

PART I. FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENT

SLEEPAID HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Notes	March 31, 2019	December 31, 2018
ASSETS		(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents		$51,935	$57,363
Trade receivable, net of allowance for doubtful accounts of $Nil for March 31, 2019 and $182,742 for Dec 31, 2018		-	59,943
Inventories, net		-	874,528
Advances to suppliers		-	87,040
Other receivables	7	19,988	62,488
Total current assets		71,923	1,141,362
Non-current assets:
Property, plant and equipment, net	4	54	10,786
Intangible assets	5	1,529	10,210
Total non-current assets		1,583	20,996
TOTAL ASSETS		$73,506	$1,162,358

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	6	$-	$852,575
Accrued expense		100,410	217,832
Advances from customer		-	89,816
Loans from related parties	13	548,950	783,191
Tax payables		-	20,842
Other payables	8	11,494	255,435
Accrued salaries		-	2,517
Total current liabilities		660,854	2,222,208
TOTAL LIABILITIES		$660,854	$2,222,208

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 authorized; none issued and outstanding		-	-
Common stock, $0.001 par value, 65,000,000 authorized; 34,213,322 and 13,713,322 shares issued and outstanding, at March 31, 2019 and December 31, 2018 respectively		34,213	13,713
Additional paid-in capital		241,051	175,833
Accumulated other comprehensive (loss) income		(194,628)	(173,910)
(Accumulated loss)/ retained earnings		(667,984))	(1,079,936)
TOTAL STOCKHOLDERS’ EQUITY		(587,348)	(1,064,300)
Attributable to non-controlling interests		-	4,450
Attributable to the group		(587,348)	(1,059,850)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$73,506	$1,162,358

See accompanying notes to unaudited consolidated financial statements

SLEEPAID HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

		(Unaudited)
		Three Months Ended March 31,
	Notes	2019	2018

Net revenue		$141,172	$401,009
Cost of sales		(98,122)	(338,468)
Gross profit		43,050	62,541

Operating expenses:
Selling expenses		15,953	113,546
General and administrative expenses		53,787	103,139
Total operating expenses		69,740	216,685
Income (Loss) from operations		(26,690)	(154,144)

Non-operating income (expense):
Interest income		-	26
Interest expenses		-	(3,932
Other income		20	-
Other expenses		(4,097)	(278)
Gain on subsidiary group disposal		367,264	-
Total non-operating income (expense)		363,187	(4,184)

Income (Loss) before income taxes		336,497	(158,328)
Income taxes	9	-	-
Net income (loss)	12	336,497	(158,328)

Comprehensive income statement:
Net income (loss)		336,497	(158,328)
Foreign currency translation adjustment		-	(1,160)
Comprehensive Income (Loss)		$336,497	$(159,488)

Basic earnings (loss) per share of common stock	12	$0.016	$(0.012)
Diluted earnings (loss) per share	12	$0.016	$(0.012)
Weighted average shares used in calculating loss per common stock – basic		21,085,544	13,703,878
Weighted average shares used in calculating loss per common stock – diluted		21,085,544	13,703,878

See accompanying notes to unaudited consolidated financial statements

SLEEPAID HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

		(Unaudited)
		Three Months Ended March 31,
	Notes	2019	2018
Cash flows provided by (used for) operating activities:
Net income (loss)	12	$336,497	$(158,328)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and Amortization		762	1,807
Consultancy fee		-	3,324
Changes in assets and liabilities:
Trade receivable		-	20,865
Inventories		-	5,394
Advances to suppliers		-	2,916
Other receivables		(5,300)	(11,770)
Prepaid expenses		-	16,304
Restricted cash		-	(4,143)
Accounts payable		-	49,687
Other payables		-	(2,770)
Advances from customer		-	2,730
Tax payables		-	(1,321)
Accrued liabilities		4,481	16,107
Gain on disposal		(367,264)	-
Net cash provided by (used for) operating activities		(30,824)	(59,198)
Cash flows provided by (used for) investing activities:
Purchases of property, plant and equipment		-	(442)
Proceeds from sale of subsidiaries		1,457	-
Net cash provided by (used for) investing activities		1,457	(442)
Cash flows provided by (used for) financing activities:
Loans from related parties		5,311	9,758
Issuance of common stock		65,000	6,983
Net cash provided by (used for) financing activities		70,311	16,741

Net increase (decrease) in cash		40,944	(42,899)
Effect of foreign currency translation		6,228	1,685
Cash – beginning of period		4,763	67,321
Cash – end of period		$51,935	$26,107
Supplemental disclosures of cash flow information:
Interest paid		$-	$(3,932)
Issuance of 500,000 shares of common stock at $0.01 par value		5,000	-
Issuance of 20,000,000 shares of common stock at $0.03 par value		60,000	-
Issuance of 50,000 shares of common stock at $0.4 par value for acquisition of Nice Great International Ltd		$-	$20,000

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

Guangzhou Smartfame Co., Ltd (“Guangzhou Smartfame”), the wholly owned subsidiary of the Yugosu, was incorporated under the laws of the PRC in Guangzhou, as a limited company on June 25, 2013. On May 11, 2016, Guangzhou Smartfame changed the name to Guangzhou Sleepaid Household Supplies Co., Ltd. (“Sleepaid Household”) and expanded the business activities to including the wholesale and manufacturing of household supplies and furniture. On January 31, 2019, the Company, through Yugosu, disposed all the shareholding of Sleepaid Household. After the disposal, the Company no longer held any shareholding of Sleepaid Household.

Yuewin Trading Ltd (“Yuewin”), the wholly owned subsidiary of Sleepaid Household, was incorporated under the laws of the PRC as a limited company on March 24, 2008. On September 3, 2018, 1% shareholding of Yuewin was disposed to an independent third party. On January 31, 2019, the Company, through Yugosu, disposed all the remaining shareholding of Yuewin. After the disposal, the Company no longer held any shareholding of Yuewin.

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

Note: (1) Wholly owned subsidiary of Sleepaid Holding Company

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

The exchange rates used to translate amounts in HK$ and RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

For the three months and year ended, (Average Rate)	Mar. 31,2019		Dec 31, 2018		Mar. 31, 2018
Chinese Renminbi (RMB)	RMB	6.74849	RMB	6.61633	RMB	6.35819
United States dollar ($)		$1.00000		$1.00000		$1.00000

As of (Closing Rate)	Mar. 31, 2019		Dec 31, 2018		Mar. 31, 2018
Chinese Renminbi (RMB)	RMB	6.71186	RMB	6.87755	RMB	6.28068
United States dollar ($)		$1.00000		$1.00000		$1.00000

For the three months and year ended, (Average Rate)	Mar. 31, 2019		Dec 31, 2018		Mar. 31, 2018
Hong Kong (HKD)	HKD	7.84604	HKD	7.83749	HKD	7.82750
United States dollar ($)		$1.0000		$1.00000		$1.00000

As of (Closing Rate)	Mar. 31, 2019		Dec 31, 2018		Mar. 31, 2018
Hong Kong (HKD)	HKD	7.84999	HKD	7.83170	HKD	7.84906
United States dollar ($)		$1.00000		$1.00000		$1.00000

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

FASB Issues Corrections and Improvements to Financial Instruments. The FASB has issued Accounting Standards Update (ASU) No. 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, that clarifies the guidance in ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10), as follows:

• Issue 1: Equity Securities without a Readily Determinable Fair Value — Discontinuation The amendment clarifies that an entity measuring an equity security using the measurement alternative may change its measurement approach to a fair value method in accordance with Topic 820,Fair Value Measurement, through an irrevocable election that would apply to that security and all identical or similar investments of the same issuer. Once an entity makes this election, the entity should measure all future purchases of identical or similar investments of the same issuer using a fair value method in accordance with Topic 820.

• Issue 2: Equity Securities without a Readily Determinable Fair Value — Adjustments The amendment clarifies that the adjustments made under the measurement alternative are intended to reflect the fair value of the security as of the date that the observable transaction for a similar security took place.

• Issue 3: Forward Contracts and Purchased Options The amendment clarifies that remeasuring the entire value of forward contracts and purchased options is required when observable transactions occur on the underlying equity securities.

• Issue 4: Presentation Requirements for Certain Fair Value Option Liabilities The amendment clarifies that when the fair value option is elected for a financial liability, the guidance in paragraph 825-10- 45-5 should be applied, regardless of whether the fair value option was elected under either Subtopic 815-15,Derivatives and Hedging— Embedded Derivatives, or 825-10,Financial Instruments— Overall.

• Issue 5: Fair Value Option Liabilities Denominated in a Foreign Currency The amendments clarify that for financial liabilities for which the fair value option is elected, the amount of change in fair value that relates to the instrument-specific credit risk should first be measured in the currency of denomination when presented separately from the total change in fair value of the financial liability. Then, both components of the change in the fair value of the liability should be remeasured into the functional currency of the reporting entity using end-of-period spot rates.

• Issue 6: Transition Guidance for Equity Securities without a Readily Determinable Fair Value The amendment clarifies that the prospective transition approach for equity securities without a readily determinable fair value in the amendments in ASU No. 2016-01 is meant only for instances in which the measurement alternative is applied. An insurance entity subject to the guidance in Topic 944,Financial Services— Insurance, should apply a prospective transition method when applying the amendments related to equity securities without readily determinable fair values. An insurance entity should apply the selected prospective transition method consistently to the entity’s entire population of equity securities for which the measurement alternative is elected.

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

The FASB has issued an Accounting Standards Update (ASU) intended to reduce cost and complexity and to improve financial reporting for nonemployee share-based payments.

The ASU expands the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees.

The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other companies, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers.

FASB Releases ASU No. 2018-09. The FASB has released Accounting Standards Update (ASU) No. 2018-09, Codification Improvements. ASU 2018-09 affects a wide variety of Topics in the Codification including:

•

Amendments to Subtopic 220-10,Income Statement— Reporting Comprehensive Income—Overall. The guidance in paragraph 220-10-45-10B(b) states that taxes not payable in cash are required to be reported as a direct adjustment to paid-in capital. This requirement conflicts with other guidance in Topic 740,Income Taxes, Subtopic 805-740,Business Combinations—Income Taxes, and Subtopic 852-740,Reorganizations—Income Taxes, which generally states that income taxes and adjustments to those accounts upon a business combination or a bankruptcy that is eligible for fresh-start reporting must be recognized in income. ASU No. 2018-09 clarifies the guidance in paragraph 220-10-45-10B by removing the generic phrase taxes not payable in cash and adding guidance that is specific to certain quasi-reorganizations.

•

Amendments to Subtopic 470-50,Debt—Modifications and Extinguishments. The guidance in paragraph 470-50-40-2 requires that the difference between the reacquisition price of debt and the net carrying amount of extinguished debt be recognized in income in the period of extinguishment. The guidance in that paragraph was not amended by FASB Statement No. 155, Accounting for Certain Hybrid Financial Instruments, or FASB Statement No. 159,The Fair Value Option for Financial Assets and Financial Liabilities; therefore, it does not specifically address extinguishments of debt when the fair value option is elected. ASU No. 2018-09 clarifies that:

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(k)	Recently issued accounting guidance(continued)

1. When the fair value option has been elected on debt that is extinguished, the net carrying amount of the extinguished debt equals its fair value at the reacquisition date, and

2 .Related gains or losses in other comprehensive income must be included in net income upon extinguishment of the debt.

•	Amendments to Subtopic 480-10,Distinguishing Liabilities from Equity—Overall. The guidance in paragraph 480-10-25-15 prohibits the combination of freestanding financial instruments within the scope of Subtopic 480-10 with noncontrolling interest, unless the combination is required by Topic 815,Derivatives and Hedging. The example in paragraphs 480-10-55-55 and 480-10-55-59 conflicts with that guidance by stating that freestanding option contracts with the terms in Derivative 2 should be accounted for on a combined basis with the noncontrolling interest. The source of the example in paragraph 480-10-55-59 is from EITF Issue No. 00-4, “Majority Owner’s Accounting for a Transaction in the Shares of a Consolidated Subsidiary and a Derivative Indexed to the Noncontrolling Interest in That Subsidiary.” Issue 00-4 was nullified by FASB Statement No. 150,Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, but a conforming amendment to the example in paragraph 480-10-55-59 was not made to align it with the guidance in Statement 150. The amendment in this Update conforms the guidance in paragraphs 480-10-55-55 and 480-10-55-59 with the guidance in Statement 150.

•	Amendments to Subtopic 718-740,Compensation—Stock Compensation—Income Taxes. The guidance in paragraph 718-740-35-2, as amended, is unclear on whether an entity should recognize excess tax benefits (or tax deficiencies) for compensation expense that is taken on the entity’s tax return. The amendment to paragraph 718-740-35-2 in ASU No. 2018-09 clarifies that an entity should recognize excess tax benefits (that is, the difference in tax benefits between the deduction for tax purposes and the compensation cost recognized for financial statement reporting) in the period when the tax deduction for compensation expense is taken on the entity’s tax return. This includes deductions that are taken on the entity’s return in a different period from when the event that gives rise to the tax deduction occurs and the uncertainty about whether (1) the entity will receive a tax deduction and (2) the amount of the tax deduction is resolved.

•	Amendments to Subtopic 805-740,Business Combinations— Income Taxes. The amendments to paragraph 805-740-25-13 removes a list of three methods for allocating the consolidated tax provision to an acquired entity after acquisition that is inconsistent with guidance in Topic 740. The three methods for tax allocation described in paragraph 805-740-25-13 do not follow the broad principles of being systematic, rational, and consistent with Topic 740. The amendment removes the allocation methods in paragraph 805-740-25-13 and conforms the guidance in Subtopic 805-740 with the guidance in Topic 740.

•	Amendments to Subtopic 815-10,Derivatives and Hedging— Overall. The amendment to paragraphs 815-10-45-4 and 815-10-45-5 in ASU No. 2018-09 clarifies the circumstances in which derivatives may be offset. Under certain specific conditions, derivatives may be offset if three of the four criteria in paragraph 210-20-45-1 are met. One of the criteria—the intent to set off—is not required to offset derivative assets and liabilities for certain amounts arising from derivative instruments recognized at fair value and executed with the same counterparty under a master netting agreement.

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(k)	Recently issued accounting guidance(continued)

•	Amendments to Subtopic 820-10,Fair Value Measurement— Overall. The amendments to paragraph 820-10-35-16D in ASU No. 2018-09 clarify the Board’s decisions about the measurement of the fair value of a liability or instrument classified in a reporting entity’s shareholder’s equity from the perspective of a market participant that holds an identical item as an asset at the measurement date. A technical inquiry questioned how transfer restrictions embedded in an asset should affect the fair value of the corresponding liability or equity instrument from the perspective of the issuer. The amendments correct the wording of paragraph 820-10-35-16D to clarify how an entity should account for those restrictions. The amendments are not intended to substantively change the application of GAAP. However, it is possible that the amendments may result in a change to existing practice for some entities.

The amendments to paragraphs 820-10-35-18D through 35-18F and 820-10-35- 18H through 35-18L revise the current guidance to allow portfolios of financial instruments and nonfinancial instruments accounted for as derivatives in accordance with Topic 815 to use the portfolio exception to valuation. The amendments improve guidance by adding wording that explicitly states that a group of financial assets, financial liabilities, nonfinancial items accounted for as derivatives in accordance with Topic 815, or a combination of these items that otherwise meet the criteria to do so are permitted to apply the portfolio exception for measuring fair value of the group. This allows entities to measure fair value on a net basis for those portfolios in which financial assets and financial liabilities and nonfinancial instruments are managed and valued together.

•	Amendments to Subtopic 940-405,Financial Services—Brokers and Dealers—Liabilities. Paragraph 940-405-55-1 contains incomplete guidance about offsetting on the balance sheet. The current guidance focuses only on explicit settlement dates as a determining criterion for offsetting when, in fact, an entity should consider all the requirements in Section 210-20-45,Balance Sheet—Offsetting—Other Presentation Matters, to determine whether a right of offset exists. There is similar guidance in paragraph 942-210-45-3. Paragraphs 940-405-55-1 and 942-210-45- 3 originated from two different AICPA Audit and Accounting Guides and paraphrase the guidance in Subtopic 210-20, albeit each slightly differently. The Board decided to amend both paragraphs so that the industry Topic guidance refers to the complete guidance for offsetting.

•	Amendments to Subtopic 962-325,Plan Accounting—Defined Contribution Pension Plans—Investments—Other. The amendment to Subtopic 962-325 removes the stable value common collective trust fund from the illustrative example in paragraph 962-325-55-17 to avoid the interpretation that such an investment would never have a readily determinable fair value and, therefore, would always use the net asset value per share practical expedient. Rather, a plan should evaluate whether a readily determinable fair value exists to determine whether those investments may qualify for the practical expedient to measure at net asset value in accordance with Topic 820.

Transition and Effective Date. The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments in ASU No. 2018-09 do not require transition guidance and will be effective upon issuance of ASU No. 2018-09. However, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018, for public business entities.

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(k)	Recently issued accounting guidance(continued)

In addition, there are some conforming amendments in ASU No. 2018-09 that have been made to recently issued guidance that is not yet effective that may require application of the transition and effective date guidance in the original ASU. For example, there are conforming amendments to Topic 820 and Subtopic 944-310, Financial Services—Insurance—Receivables, that are related to the amendments in Accounting Standards Update No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which require application of the transition and effective date guidance in that ASU.

The FASB has issued Accounting Standards Update (ASU) No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.

ASU No. 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820 as follows:

Removals The following disclosure requirements were removed from Topic 820:

	•	The amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy;

	•	The policy for timing of transfers between levels;

	•	The valuation processes for Level 3 fair value measurements; and

	•	For nonpublic entities, the changes in unrealized gains and losses for the period included in earnings for recurring Level 3 fair value measurements held at the end of the reporting period.

Modifications
The following disclosure requirements were modified in Topic 820:

•	In lieu of a rollforward for Level 3 fair value measurements, a nonpublic entity is required to disclose transfers into and out of Level 3 of the fair value hierarchy and purchases and issues of Level 3 assets and liabilities;

•	For investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly; and

•	The amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date.

Additions
The following disclosure requirements were added to Topic 820; however, the disclosures are not required for nonpublic entities:

•	The changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and

•	The range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements.

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(k)	Recently issued accounting guidance (continued)

In addition, the amendments eliminate at a minimum from the phrase “an entity shall disclose at a minimum” to promote the appropriate exercise of discretion by entities when considering fair value measurement disclosures and to clarify that materiality is an appropriate consideration of entities and their auditors when evaluating disclosure requirements.

Effective Date
The amendments in ASU No. 2018-13 are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.

The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date.

Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU No. 2018-13 and delay adoption of the additional disclosures until their effective date.

The FASB has issued ASU No. 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans, that applies to all employers that sponsor defined benefit pension or other postretirement plans.

The amendments modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.

Disclosure Requirements Deleted

•	The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year.

•	The amount and timing of plan assets expected to be returned to the employer.

•	The disclosures related to the June 2001 amendments to the Japanese Welfare Pension Insurance Law.

•	Related party disclosures about the amount of future annual benefits covered by insurance and annuity contracts and significant transactions between the employer or related parties and the plan.

•	For nonpublic entities, the reconciliation of the opening balances to the closing balances of plan assets measured on a recurring basis in Level 3 of the fair value hierarchy. However, nonpublic entities will be required to disclose separately the amounts of transfers into and out of Level 3 of the fair value hierarchy and purchases of Level 3 plan assets.

•	For public entities, the effects of a one-percentage-point change in assumed health care cost trend rates on the (a) aggregate of the service and interest cost components of net periodic benefit costs and (b) benefit obligation for postretirement health care benefits.

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(k)	Recently issued accounting guidance(continued)

Disclosure Requirements Added

•	The weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates

•	An explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period.

•	The amendments also clarify the disclosure requirements in paragraph 715-20-50-3, which state that the following information for defined benefit pension plans should be disclosed:

•	The projected benefit obligation (PBO) and fair value of plan assets for plans with PBOs in excess of plan assets.

•	The accumulated benefit obligation (ABO) and fair value of plan assets for plans with ABOs in excess of plan assets.

Effective Date

ASU No. 2018-14 is effective for fiscal years ending after December 15, 2020, for public business entities and for fiscal years ending after December 15, 2021, for all other entities. Early adoption is permitted for all entities.

The FASB has issued Accounting Standards Update (ASU) No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which reduces complexity for the accounting for costs of implementing a cloud computing service arrangement. This standard aligns the accounting for implementation costs of hosting arrangements, regardless of whether they convey a license to the hosted software.

The ASU aligns the following requirements for capitalizing implementation costs:

•	Those incurred in a hosting arrangement that is a service contract, and

•	Those incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license).

For calendar-year public companies, the changes will be effective for annual periods, including interim periods within those annual periods, in 2020. For all other calendar-year companies and organizations, the changes will be effective for annual periods in 2021, and interim periods in 2022.

The FASB has issued Accounting Standards Update (ASU) No. 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities, that reduces the cost and complexity of financial reporting associated with consolidation of variable interest entities (VIEs). A VIE is an organization in which consolidation is not based on a majority of voting rights.

The new guidance supersedes the private company alternative for common control leasing arrangements issued in 2014 and expands it to all qualifying common control arrangements.

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(k)	Recently issued accounting guidance(continued)

Under the new standard, a private company could make an accounting policy election to not apply VIE guidance to legal entities under common control (including common control leasing arrangements) when certain criteria are met. This accounting policy election must be applied by a private company to all current and future legal entities under common control that meet the criteria for applying the alternative. A private company will be required to continue to apply other consolidation guidance, specifically the voting interest entity guidance.

Additionally, a private company electing the alternative is required to provide detailed disclosures about its involvement with, and exposure to, the legal entity under common control.

The ASU also amends the guidance for determining whether a decision-making fee is a variable interest. The amendments require organizations to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety (as currently required in GAAP). Therefore, these amendments likely will result in more decision makers not consolidating VIEs.

For organizations other than private companies, the amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments in this ASU are effective for a private company for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Early adoption is permitted.

The FASB has issued Accounting Standards Update (ASU) No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606, that clarifies the interaction between the guidance for certain collaborative arrangements and the Revenue Recognition financial accounting and reporting standard.

A collaborative arrangement is a contractual arrangement under which two or more parties actively participate in a joint operating activity and are exposed to significant risks and rewards that depend on the activity’s commercial success. The ASU provides guidance on how to assess whether certain transactions between collaborative arrangement participants should be accounted for within the revenue recognition standard.

The ASU also provides more comparability in the presentation of revenue for certain transactions between collaborative arrangement participants. It accomplishes this by allowing organizations to only present units of account in collaborative arrangements that are within the scope of the revenue recognition standard together with revenue accounted for under the revenue recognition standard. The parts of the collaborative arrangement that are not in the scope of the revenue recognition standard should be presented separately from revenue accounted for under the revenue recognition standard.

For public companies, the amendments in ASU No. 2018-18 are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other organizations, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Early adoption is permitted.

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(k)	Account receivable

Accounts receivable is recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An allowance for doubtful accounts is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience.

Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectability of outstanding accounts receivable. The Company evaluates the credit risk of its customers utilizing historical data and estimates of future performance. Bad debts are written off as incurred. During the reporting years, there were an bad debts of $Nil.

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

(l)	Inventories

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

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(m)	Revenue recognition

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

(n)	Cost of sales

Cost of sales includes the cost of merchandise, collecting and handling charges based on store sales deducted by landlord, related cost of packaging and shipping cost and the distribution center costs.

(o)	Operating lease rental

The Company did not have a lease that met the criteria of a capital lease. Leases that do not qualify as a capital lease are classified as an operating lease. Operating lease rental expenses included in selling, general and administrative expenses for the three months ended March 31, 2019 and 2018 were $5,112 and $16,572, respectively

(p)	Selling expenses

Selling expenses include store-related expense, other than store occupancy costs, as well as advertising, depreciation and amortization, and certain expenses associated with operating the Company’s corporate headquarters.

(q)	Advertising costs

The Company expensed all advertising costs as incurred. Advertising expenses, net of reimbursement from suppliers, amounted to $Nil and $8,107 for the three months ended March 31, 2019 and 2018 respectively. Advertising expense is included in selling expense in the accompanying consolidated statements of income.

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(r)	Concentration of Credit Risk

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

(s)	Retirement Benefit Plans

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

The total amounts for such employee benefits which were expensed were $2,233 and $7,455 for the three months ended March 31, 2019 and 2018, respectively.

(t)	Segment reporting

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

(u)	Product warranty

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

(v)	Basic and diluted earnings (loss) per share

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

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. DISPOSAL

The following represents the total assets and liabilities (net equity) of the wholly owned subsidiary company Guangzhou Sleepaid Household Supplies Co., Ltd. (“Household”), as an investment vehicle incorporated under the laws of the People’s Republic of China (“PRC”) in June 2013, which also included the indirectly owned subsidiaries Guangzhou Yuewin Trading Co., Ltd. (“Yuewin”), which was incorporated in the People’s Republic of China (“PRC”) in March 2008 respectively.

January 31, 2019
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$32,177
Trade receivable, net of allowance for doubtful accounts	77,394
Inventories, net	928,684
Advances to suppliers	77,916
Other receivables	52,043
Total current assets	1,168,214
Non-current assets:
Property, plant and equipment, net	10,597
Intangible assets	8,571
Restricted cash	-
Total non-current assets	19,168
TOTAL ASSETS	$1,187,382
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$869,740
Accrued expense	126,462
Advances from customer	121,472
Loans from related parties	173,178
Tax payables	14,768
Other payables	249,975
Accrued salaries	3,629
Total current liabilities	1,559,224
Minority Interest	(4,578)
NET LIABILITIES ON DISPOSAL	367,264

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially expose the company to concentrations of credit risk, consists of cash and accounts receivable as of March 31, 2019 and December 31, 2018. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure sound collections and minimize credit losses exposure.

As of March 31, 2019 and December 31, 2018, the Company’s bank deposits conducted with banks in the PRC where there is currently no rule or regulation mandated on obligatory insurance of bank accounts.

For the three months ended March 31, 2019 and year ended December 31, 2018, all of the Company’s sales were generated from the PRC.

The maximum amount of loss exposure due to credit risk that the Company would bear if the counter parties of the financial instruments failed to perform represents the carrying amount of each financial asset on the balance sheet.

Normally, the Company does not require collateral from customers or debtors.

Accounts Receivable:

Customer	As at March 31, 2019		As at December 31, 2018
A	$37,076	26%	$412,514	24%
B	26,361	19%	177,077	10%
C	15,679	11%	174,776	10%
D	13,263	9%	147,882	8%
Total	$92,379	65%	$912,249	52%

The total account receivables of $77,394 as at January 31, 2019 is included in Disposal Group held for sale in Note 3.

Accounts Payable:

Supplier	As at March 31, 2019		As at December 31, 2018
A	$51,071	44%	$318,397	29%
B	26,582	23%	208,741	19%
C	14,481	12%	148,553	13%
D	11,173	10%	104,578	9%
E	7,473	6%	92,004	8%
Total	$110,780	95%	$872,273	78%

The total account payables of $869,740 as at January 31, 2019 is included in Disposal Group held for sale in Note 3.

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. PROPERTY, PLANT AND EQUIPMENT, NET

Details of property, plant and equipment are as follows:

	March 31, 2019	December 31, 2018
At cost
Furniture and fixtures	$-	$8,542
Office equipments	-	22,893
Motor vehicles	-	26,271
	-	57,706
Less: accumulated depreciation	-	(41,445)
	$-	$16,261

Depreciation expense included in the general and administrative expenses for the three months ended March 31, 2019 and 2018 were $422 and $1,446 respectively.

The net carrying amount of $10,597 as at January 31, 2019 is included in Disposal Group held for sale in Note 3.

NOTE 6. INTANGIBLE ASSETS

Intangible assets, net comprise the following:

	March 31, 2019	December 31, 2018
At cost
Trademark	$1,528	$1,532
Computer software	-	20,027
	1,528	21,559
Less: accumulated depreciation	-	(11,349)
	$1,528	$10,210

Amortization expense included in the general and administrative expenses for the three months ended March 31, 2019 and 2018 were $340 and $361 respectively.

The net carrying amount of $8,571 as at January 31, 2019 is included in Disposal Group held for sale in Note 3.

NOTE 7. ACCOUNT PAYABLES

Account payables were comprised of the following:

	March 31, 2019	December 31, 2018

Trade payables	$-	$852,575

The total account payables of $869,740 as at January 31, 2019 is included in Disposal Group held for sale in Note 3.

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. OTHER RECEIVABLES

Other receivables were comprised of the following:

	March 31, 2019	December 31, 2018

Disbursement and advances to employees	$-	$1,002
Research development project deposit *	14,688	16,466
Deposit paid	$5,300	$45,020
	$19,988	$62,488

*Research development project deposit from the acquisition of Nice Great International Limited, the project is still under process and the Company’s management considered to value the deposit at cost.

The total other receivables of $52,043 as at January 31, 2019 is included in Disposal Group held for sale in Note 3.

NOTE 9. OTHER PAYABLES

Other payables were comprised of the following:

	March 31, 2019	December 31, 2018

Loan advances from unrelated parties	$-	$211,076
Deposit received	-	8,724
Sundries	11,494	35,625
	$11,494	$255,435

The total other payables of $249,975 as at January 31, 2019 is included in Disposal Group held for sale in Note 3.

NOTE 10. INCOME TAXES

The Company is subject to the Federal Income tax rate of 34% and Hong Kong profits tax rate of 16.5%. No provision for income taxes in the United States and Hong Kong or elsewhere has been made as the Company had no taxable income for the quarter ended March 31, 2019 and year ended December 31, 2018.

A reconciliation of the provision for income taxes with amount determined by applying the statutory Federal income tax rate of 34% to income before income taxes is as follow:

	March 31, 2019	December 31, 2018
Profit (Loss) before income tax	$(4,500)	$(40,486)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable income	$(4,500)	$(40,486)
Federal Income Tax rate	34%	34%
Current tax credit	$1,530	$13,765
Less: Valuation allowance	(1,530)	(13,765)
Income tax expenses	$-	$-

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. INCOME TAXES (CONTINUED)

A reconciliation of the provision for income taxes with amounts determined by applying the Hong Kong profit rate of 16.5% to income before income taxes is as follows:

	March 31, 2019	December 31, 2018
Profit (Loss) before income tax	$(19,244)	$(33,258)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable income	$(19,244)	$(33,258)
Hong Kong Profit Tax rate	16.5%	16.5%
Current tax credit	$3,175	$5,488
Less: Valuation allowance	(3,175)	(5,488)
Income tax expenses	$-	$-

NOTE 11. COMMITMENTS AND CONTINGENCIES

The Company has operating lease agreements for office premises, which expiring through March 31, 2019. Future minimum rental payments under agreements classified as operating leases with non-cancellable terms for the next one year and thereafter as follows:

Period ending March 31,	2019	2018

2019 and thereafter	-	26,445
	$-	$26,445

Rental expense paid for the three months ended March 31, 2019 and 2018 were $5,112 and $10,852 respectively.

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

In 2019, the Company is regarded as a single operating segment, being engaged in the operating of mattress and bedroom products retail outlets. This principal activity and geographical market are substantially based in Hong Kong and the Mainland China, accordingly, no operating or geographical segment information are presented.

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. NET INCOME (LOSS) PER SHARE

A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share (“EPS”) is provided as follows:

	March 31, 2019	March 31, 2018
Numerator
Net (loss)/income	$336,480	$(158,328)

Denominator
Weighted average shares – Basic EPS	21,085,544	13,703,878
Weighted average shares – Diluted EPS	21,085,544	13,703,878

Net income (loss) per share – Basic and Diluted
EPS - basic and diluted	$0.0160	$(0.0116)

NOTE 14. RELATED PARTY TRANSACTIONS

Related party transactions comprised of loans from related parties and from director by director current account. As of March 31, 2019 and December 31, 2018, the loans from related parties were $548,950 and $783,191. All of these loans were provided for the Company’s working capital, did not have collateral, bear no interest and repayable on demand.

Detailed loans from related parties are listed as below:

	March 31, 2019	December 31, 2018

Cheung, Kuen Harry (a)	$299,262	$484,943
Cheung, Hang Dennis (b)	-	47,982
Yugosu International Limited (c)	249,688	250,266
Total loans from related parties	$548,950	$783,191

(a)	Major shareholders of Amax Deluxe Ltd (major shareholder of Sleepaid Holding Co.)

(b)	Close family member of Cheung Kuen, Harry.

(c)	With common shareholder Cheung Kuen, Harry

The total related party transactions of $173,178 as at January 31, 2019 is included in Disposal Group held for sale in Note 3.

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. GOING CONCERN

As of March 31, 2019, the Company has accumulated deficits of $587,348, and its current liabilities exceed its current assets resulting in negative working capital of $588,931. In view of the matters described above, recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company's ability to raise additional financing and to succeed in its future operations. The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 16. SUBSEQUENT EVENTS

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

Overview

Our principle line of business is developing, producing and selling our mattress, pillow, and bedding products. In the three months ended March 31, 2019, the retail industry in China had not yet recovered and competition was furious. Traditional retail share has been eaten by E-commerce platform trading and O2O business. We are continuous in restructuring and modifying our business by rearrangement of our marketing resources to our brand and widen our products range and sourcing for new health enhancement products, and also involving more trading via the E-Commerce channel.

Adapting to the current market situation, our company changed the sales strategy, doing more promotion and kicked started to our O2O marketing channel, so that we can still control the decline of our sales volume. In the three months ended March 31, 2019, our total revenue was $141,172. Of this total revenue, the revenue generated by our self-managed store was $139,070, the revenue generated by the franchised stores totaled $Nil, and the revenue generated by direct sales was totaled $2,102. Our revenues by brand for the three months ended March 31, 2019 were as follows: Revenue of SleepAid was $141,172, and BEMCO was $4Nil.

Result of the Three months ended March 31, 2019 and 2018

Net Revenue

In the three months ended March 31, 2019, our revenue was $141,172, compared to $401,009 the same period in 2018. In three months ended, the revenue decreased by 64.8% from the same period in 2018. The revenue generated by our self-managed store was $139,070, and by direct sales was totaled $2,102. Our revenues by brand for the three months ended March 31, 2019 were as follows: Revenue of SleepAid was $141,172, and BEMCO was $Nil. The change in revenue was result of the disposition of the Company’s operating subsidiaries.

Cost of Sales

In the three months ended March 31, 2019, the cost was 98,122 compared to the same period in 2018 decreased 71% from $338,468. The change in cost of sales was result of the disposition of the Company’s operating subsidiaries.

Selling expense

In the three months ended March 31, 2019 and 2018, the selling expense was $15,953 and $113,546 respectively. The increase of 85.9% which was resulted of the disposition of the Company’s operating subsidiaries.

General and administrative expense

General and administrative expense for the three months ended March 31, 2019 was $53,787 compared to the same period in 2018 decreased 47.9% from $103,139, the decrease was attributed to the disposition of the Company’s operating subsidiaries.

Income Tax

During the three months ended March 31, 2019 and 2018, the company incurred no tax and its subsidiary has paid $Nil and $1,160 tax respectively as a foreign corporation.

Net Income

The Company recorded a net profit of $336,497 for the three months ended March 31, 2018 compared to the net loss of $158,328 for the same period in 2018. The profit increased $494,825 or by 312.6%, resulted of the same reason for gain on disposition of the Company’s operating subsidiaries with negative value.

Interest expenses

In the three months ended March 31, 2019 and 2018, the interest expenses was $Nil and $3,932 respectively.

Liquidity and Capital Resources

The Company’s liquidity and capital is dependent on the company continuing to increase its revenues and the capital it can raise to continue the Company’s development and expansion of its product lines. The Company estimates that its current and available capital resources are sufficient to fund its planned operations through the second quarter of 2019.

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

Working capital

At March 31, 2019, the Company had negative working capital of ($588,931) with current assets of $71,923 and current liabilities of $660,854. The current assets consisted cash and cash equivalents of $51,935, and other receivables of $19,988. The current liabilities of the Company as at March 31, 2019 were composed of accrued expenses of $100,410, loans from related parties of $548,950, and other payable of $11,494. The change in the working capital deficit was mainly due to the disposition of the Company’s operating subsidiaries with negative value of $367,264 as at January 31, 2019 for consideration of RMB10,000.

As at December 31, 2018, the company had negative working capital of ($1,080,846) with current assets of $1,141,362 and current liabilities of $2,222,208. The current assets consisted cash and cash equivalents of $57,363, inventory of $874,528, trade receivables of $59,943, advance to supplies of $87,040, and other receivables of $62,488. The current liabilities of the Company at December 31, 2018 are composed of loans from related parties of $783,191, accounts payable of $852,575, advances from customers of $89,816, accrued expenses of $217,832, tax payable of $20,842, accrued salaries of $2,517, and other payable of $255,435.

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

Operating activities

Net cash used by operating activities during the three months period ended March 31, 2019, was $30,824 compared to net cash provided by operation of $59,198 for the same period in 2018. This represents an increase of $28,374.

During the three months period ended March 31, 2019, the cash used for operating activities of $30,824 was mainly resulted of cash used by net profit of 336,497, increased accrued liabilities of $4,481 while offset against cash provided by decreased other receivable of $5,300.

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

Investing Activities

Net cash provided by investing activities was $1,457 for the three month period ended March 31, 2019 as compared to the cash used by investing activities of $442 for the same period in 2018. Net cash provided in investing activities increased was the result of the proceeds from sale of subsidiaries in this quarter.

Financing Activities:

Net cash provided by financing activities was $70,311 for the three month period ended March 31, 2019 compared to net cash provided of $9,758 for the same period in 2018. This change was primarily comprised of the increase in proceeds from issuance of common stock of $65,000 in the first quarter of 2019.

As of March 31, 2019, the Company had total assets of $73,506 and total liabilities of $660,854. Stockholder’s equity as of March 31, 2019 was negative $587,348 compared to a negative equity of $1,059,850 at December 31, 2018.

Off-Balance Sheet Arrangements and Contractual Obligations

As at March 31, 2019 and December 31, 2018, our material off-balance sheet arrangements are operating lease obligations. We excluded these items from the balance sheet in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Operating lease commitments consist principally of leases for our office and warehouse. These leases frequently include options which permit us to extend the terms beyond the initial fixed lease term. With respect to most of those leases, we intend to renegotiate those leases as they expire.

ITEM 3: QUANTITATIVE AND QUALITAIVE DISCLOSURE ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4: CONTROLS AND PROCEDURES

Under the supervision and the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation as of March 31, 2019 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2019. Such conclusion reflects the identification of material weakness as follows: (1) lack of accounting proficiency of our chief financial officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (3) lack of control procedures that include multiple levels of review. Until we are able to remedy these material weaknesses, we have engaged third party consultants and accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None

ITEM 1A: RISK FACTORS

There have been no material changes to Sleepaid Holdings’ risk factors as previously disclosed in our most recent Form 10-K filing on September 26, 2019.

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

SLEEPAID HOLDING CO.

Date: September 30, 2019	By:	/s/ Tao Wang
Tao Wang
Chief Executive Officer
and Chief Financial Officer

