Form 10-Q
period 2019-06-30
Sleepaid Holding Co.
filed 2019-09-30
CIK 1643319

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ UARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐ RANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

SLEEPAID HOLDING CO.

PART I. FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENT

SLEEPAID HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Notes	June 30, 2019	December 31, 2018
ASSETS		(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents		$47,090	$57,363
Trade receivable, net of allowance for doubtful accounts of $Nil for June 30, 2019 and $182,742 for Dec 31, 2018		-	59,943
Inventories, net		-	874,528
Advances to suppliers		-	87,040
Other receivables	7	20,063	62,488
Total current assets		67,153	1,141,362
Non-current assets:
Property, plant and equipment, net	4	54	10,786
Intangible assets	5	1,536	10,210
Total non-current assets		1,590	20,996
TOTAL ASSETS		$68,743	$1,162,358
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	6	$-	$852,575
Accrued expense		100,507	217,832
Advances from customer		-	89,816
Loans from related parties	13	554,287	783,191
Tax payables		-	20,842
Other payables	8	11,552	255,435
Accrued salaries		-	2,517
Total current liabilities		666,346	2,222,208
TOTAL LIABILITIES		$666,346	$2,222,208

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 authorized; none issued and outstanding		-	-
Common stock, $0.001 par value, 65,000,000 authorized; 34,213,322 and 13,713,322 shares issued and outstanding, at June 30, 2019 and December 31, 2018 respectively		34,213	13,713
Additional paid-in capital		241,051	175,833
Accumulated other comprehensive (loss) income		(194,628)	(173,910)
(Accumulated loss)/ retained earnings		(678,239)	(1,079,936)
TOTAL STOCKHOLDERS’ EQUITY		(597,603)	(1,064,300)
Attributable to non-controlling interests		-	4,450
Attributable to the group		(597,603)	(1,059,850)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$68,743	$1,162,358

See accompanying notes to unaudited consolidated financial statements

SLEEPAID HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

		(Unaudited)
		Three Months Ended June 30,
	Notes	2019	2018

Net revenue		$-	$414,685
Cost of sales		-	(291,376)
Gross profit		-	123,309

Operating expenses:
Selling expenses		-	61,052
General and administrative expenses		5,029	168,261
Total operating expenses		5,029	229,313
Income (Loss) from operations		(5,029)	(106,004)

Non-operating income (expense):
Interest income		8	9
Interest expenses			(2,156)
Other income		403	18
Other expenses		-	(174)
Gain on subsidiary group disposal		-	-
Total non-operating income (expense)		411	(2,303)

Income (Loss) before income taxes		(4,618)	(108,307)
Income taxes	9	-	-
Net income (loss)	12	(4,618)	(108,307)

Comprehensive income statement:
Net income (loss)		(4,618)	(108,307)
Foreign currency translation adjustment		-	14,166
Comprehensive Income (Loss)		$(4,618)	$(94,141)

Basic earnings (loss) per share of common stock	12	$(0.001)	$(0.0079)
Diluted earnings (loss) per share	12	$(0.016)	$(0.0079)
Weighted average shares used in calculating loss per common stock – basic		34,213,322	13,713,322
Weighted average shares used in calculating loss per common stock – diluted		34,213,322	13,713,322

See accompanying notes to unaudited consolidated financial statements

SLEEPAID HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

		(Unaudited)
		Six Months Ended June 30,
	Notes	2019	2018

Net revenue		$141,172	$815,694
Cost of sales		(98,122)	(629,844)
Gross profit		43,050	185,850

Operating expenses:
Selling expenses		15,953	174,598
General and administrative expenses		58,816	271,400
Total operating expenses		74,769	445,998
Income (Loss) from operations		(31,719)	(260,148)

Non-operating income (expense):
Interest income		8	35
Interest expenses		-	(6,088)
Other income		20	18
Other expenses		(3,694)	(452)
Gain on subsidiary group disposal		367,264	-
Total non-operating income (expense)		363,598	(6,487)

Income (Loss) before income taxes		331,879	(266,635)
Income taxes	9	-	-
Net income (loss)	12	331,879	(266,635)

Comprehensive income statement:
Net income (loss)		331,879	(266,635)
Foreign currency translation adjustment		-	13,006
Comprehensive Income (Loss)		$331,879	$(253,629)

Basic earnings (loss) per share of common stock	12	$0.0120	$(0.0195)
Diluted earnings (loss) per share	12	$0.0120	$(0.0195)
Weighted average shares used in calculating loss per common stock – basic		27,685,698	13,708,626
Weighted average shares used in calculating loss per common stock – diluted		27,685,698	13,708,626

See accompanying notes to unaudited consolidated financial statements

SLEEPAID HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

		(Unaudited)
		Six Months Ended June 30,
	Notes	2019	2018
Cash flows provided by (used for) operating activities:
Net income (loss)	12	$331,879	$(266,635)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and Amortization		762	5,161
Consultancy fee		-	6,648
Changes in assets and liabilities:
Trade receivable		-	(1,574)
Inventories		-	(16,654)
Advances to suppliers		-	8,482
Other receivables		(5,300)	(9,725)
Prepaid expenses		-	8,599
Restricted cash		-	(4,136)
Accounts payable		-	109,537
Other payables		-	5,277
Advances from customer		-	24,751
Tax payables		-	(283)
Accrued liabilities		4,481	22,906
Gain on disposal		(367,264)	-
Net cash provided by (used for) operating activities		(35,442)	(107,646)
Cash flows provided by (used for) investing activities:
Purchases of property, plant and equipment		-	(441)
Proceeds from sale of subsidiaries		1,457	-
Net cash provided by (used for) investing activities		1,457	(441)
Cash flows provided by (used for) financing activities:
Loans from related parties		5,338	44,564
Issuance of common stock		65,000	6,983
Net cash provided by (used for) financing activities		70,338	51,547

Net increase (decrease) in cash		36,353	(56,540)
Effect of foreign currency translation		5,974	1,131
Cash – beginning of period		4,763	67,321
Cash – end of period		$47,090	$11,912
Supplemental disclosures of cash flow information:
Interest paid		$-	$(6,088)
Issuance of 500,000 shares of common stock at $0.01 par value		5,000	-
Issuance of 20,000,000 shares of common stock at $0.03 par value		60,000	-
Issuance of 50,000 shares of common stock at $0.4 par value for acquisition of Nice Great International Ltd		$-	$20,000

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

The exchange rates used to translate amounts in HK$ and RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

For the three months and year ended, (Average Rate)	June. 30, 2019		Dec 31, 2018		June. 30, 2018
Chinese Renminbi (RMB)	RMB	6.67836	RMB	6.61633	RMB	6.36810
United States dollar ($)		$1.00000		$1.00000		$1.00000

As of (Closing Rate)	June. 30, 2019		Dec 31, 2018		June. 30, 2018
Chinese Renminbi (RMB)	RMB	6.86560	RMB	6.87755	RMB	6.61980
United States dollar ($)		$1.00000		$1.00000		$1.00000

For the three months and year ended, (Average Rate)	June. 30, 2019		Dec 31, 2018		June. 30, 2018
Hong Kong (HKD)	HKD	7.84280	HKD	7.83749	HKD	7.83779
United States dollar ($)		$1.0000		$1.00000		$1.00000

As of (Closing Rate)	June. 30, 2019		Dec 31, 2018		June. 30, 2018
Hong Kong (HKD)	HKD	7.81030	HKD	7.83170	HKD	7.84633
United States dollar ($)		$1.00000		$1.00000		$1.00000

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

FASB Issues Corrections and Improvements to Financial Instruments. The FASB has issued Accounting Standards Update (ASU) No. 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, that clarifies the guidance in ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10), as follows:

• Issue 1: Equity Securities without a Readily Determinable Fair Value— Discontinuation The amendment clarifies that an entity measuring an equity security using the measurement alternative may change its measurement approach to a fair value method in accordance with Topic 820,Fair Value Measurement, through an irrevocable election that would apply to that security and all identical or similar investments of the same issuer. Once an entity makes this election, the entity should measure all future purchases of identical or similar investments of the same issuer using a fair value method in accordance with Topic 820.

• Issue 2: Equity Securities without a Readily Determinable Fair Value— Adjustments The amendment clarifies that the adjustments made under the measurement alternative are intended to reflect the fair value of the security as of the date that the observable transaction for a similar security took place.

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

2. Related gains or losses in other comprehensive income must be included in net income upon extinguishment of the debt.

•	Amendments to Subtopic 480-10, Distinguishing Liabilities from Equity—Overall. The guidance in paragraph 480-10-25-15 prohibits the combination of freestanding financial instruments within the scope of Subtopic 480-10 with noncontrolling interest, unless the combination is required by Topic 815,Derivatives and Hedging. The example in paragraphs 480-10-55-55 and 480-10-55-59 conflicts with that guidance by stating that freestanding option contracts with the terms in Derivative 2 should be accounted for on a combined basis with the noncontrolling interest. The source of the example in paragraph 480-10-55-59 is from EITF Issue No. 00-4, “Majority Owner’s Accounting for a Transaction in the Shares of a Consolidated Subsidiary and a Derivative Indexed to the Noncontrolling Interest in That Subsidiary.” Issue 00-4 was nullified by FASB Statement No. 150,Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, but a conforming amendment to the example in paragraph 480-10-55-59 was not made to align it with the guidance in Statement 150. The amendment in this Update conforms the guidance in paragraphs 480-10-55-55 and 480-10-55-59 with the guidance in Statement 150.

•	Amendments to Subtopic 718-740, Compensation—Stock Compensation—Income Taxes. The guidance in paragraph 718-740-35-2, as amended, is unclear on whether an entity should recognize excess tax benefits (or tax deficiencies) for compensation expense that is taken on the entity’s tax return. The amendment to paragraph 718-740-35-2 in ASU No. 2018-09 clarifies that an entity should recognize excess tax benefits (that is, the difference in tax benefits between the deduction for tax purposes and the compensation cost recognized for financial statement reporting) in the period when the tax deduction for compensation expense is taken on the entity’s tax return. This includes deductions that are taken on the entity’s return in a different period from when the event that gives rise to the tax deduction occurs and the uncertainty about whether (1) the entity will receive a tax deduction and (2) the amount of the tax deduction is resolved.

•	Amendments to Subtopic 805-740, Business Combinations— Income Taxes. The amendments to paragraph 805-740-25-13 removes a list of three methods for allocating the consolidated tax provision to an acquired entity after acquisition that is inconsistent with guidance in Topic 740. The three methods for tax allocation described in paragraph 805-740-25-13 do not follow the broad principles of being systematic, rational, and consistent with Topic 740. The amendment removes the allocation methods in paragraph 805-740-25-13 and conforms the guidance in Subtopic 805-740 with the guidance in Topic 740.

•	Amendments to Subtopic 815-10, Derivatives and Hedging— Overall. The amendment to paragraphs 815-10-45-4 and 815-10-45-5 in ASU No. 2018-09 clarifies the circumstances in which derivatives may be offset. Under certain specific conditions, derivatives may be offset if three of the four criteria in paragraph 210-20-45-1 are met. One of the criteria—the intent to set off—is not required to offset derivative assets and liabilities for certain amounts arising from derivative instruments recognized at fair value and executed with the same counterparty under a master netting agreement.

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(k)	Recently issued accounting guidance(continued)

•	Amendments to Subtopic 820-10, Fair Value Measurement— Overall. The amendments to paragraph 820-10-35-16D in ASU No. 2018-09 clarify the Board’s decisions about the measurement of the fair value of a liability or instrument classified in a reporting entity’s shareholder’s equity from the perspective of a market participant that holds an identical item as an asset at the measurement date. A technical inquiry questioned how transfer restrictions embedded in an asset should affect the fair value of the corresponding liability or equity instrument from the perspective of the issuer. The amendments correct the wording of paragraph 820-10-35-16D to clarify how an entity should account for those restrictions. The amendments are not intended to substantively change the application of GAAP. However, it is possible that the amendments may result in a change to existing practice for some entities.

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

•	Amendments to Subtopic 940-405, Financial Services—Brokers and Dealers—Liabilities. Paragraph 940-405-55-1 contains incomplete guidance about offsetting on the balance sheet. The current guidance focuses only on explicit settlement dates as a determining criterion for offsetting when, in fact, an entity should consider all the requirements in Section 210-20-45,Balance Sheet—Offsetting—Other Presentation Matters, to determine whether a right of offset exists. There is similar guidance in paragraph 942-210-45-3. Paragraphs 940-405-55-1 and 942-210-45- 3 originated from two different AICPA Audit and Accounting Guides and paraphrase the guidance in Subtopic 210-20, albeit each slightly differently. The Board decided to amend both paragraphs so that the industry Topic guidance refers to the complete guidance for offsetting.

•	Amendments to Subtopic 962-325, Plan Accounting—Defined Contribution Pension Plans—Investments—Other. The amendment to Subtopic 962-325 removes the stable value common collective trust fund from the illustrative example in paragraph 962-325-55-17 to avoid the interpretation that such an investment would never have a readily determinable fair value and, therefore, would always use the net asset value per share practical expedient. Rather, a plan should evaluate whether a readily determinable fair value exists to determine whether those investments may qualify for the practical expedient to measure at net asset value in accordance with Topic 820.

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

The Company did not have a lease that met the criteria of a capital lease. Leases that do not qualify as a capital lease are classified as an operating lease. Operating lease rental expenses included in selling, general and administrative expenses for the six months ended June 30, 2019 and 2018 were $5,112 and $21,671, respectively

(p)	Selling expenses

Selling expenses include store-related expense, other than store occupancy costs, as well as advertising, depreciation and amortization, and certain expenses associated with operating the Company’s corporate headquarters.

(q)	Advertising costs

The Company expensed all advertising costs as incurred. Advertising expenses, net of reimbursement from suppliers, amounted to $Nil and $11,455 for the six months ended June 30, 2019 and 2018 respectively. Advertising expense is included in selling expense in the accompanying consolidated statements of income.

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

The total amounts for such employee benefits which were expensed were $2,233 and $12,877 for the six months ended June 30, 2019 and 2018, respectively.

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

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially expose the company to concentrations of credit risk, consists of cash and accounts receivable as of June 30, 2019 and December 31, 2018. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure sound collections and minimize credit losses exposure.

As of June 30, 2019 and December 31, 2018, the Company’s bank deposits conducted with banks in the PRC where there is currently no rule or regulation mandated on obligatory insurance of bank accounts.

For the six months ended June 30, 2019 and year ended December 31, 2018, all of the Company’s sales were generated from the PRC.

The maximum amount of loss exposure due to credit risk that the Company would bear if the counter parties of the financial instruments failed to perform represents the carrying amount of each financial asset on the balance sheet.

Normally, the Company does not require collateral from customers or debtors.

Accounts Receivable：

Customer	As at June 30, 2019		As at December 31, 2018
A	$37,076	26%	$412,514	24%
B	26,361	19-%	177,077	10%
C	15,679	11%	174,776	10%
D	13,263	9%	147,882	8%
Total	$92,379	65%	$912,249	52%

The total account receivables of $77,394 as at January 31, 2019 is included in Disposal Group held for sale in Note 3.

Accounts Payable：

Supplier	As at June 30, 2019		As at December 31, 2018
A	$51,071	44%	$318,397	29%
B	26,582	23%	208,741	19%
C	14,481	12%	148,553	13%
D	11,173	10%	104,578	9%
E	7,473	6%	92,004	8%
Total	$110,780	95%	$872,273	78%

The total account payables of $869,740 as at January 31, 2019 is included in Disposal Group held for sale in Note 3.

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. PROPERTY,  PLANT AND EQUIPMENT, NET

Details of property, plant and equipment are as follows:

	June 30, 2019	December 31, 2018
At cost
Furniture and fixtures	$-	$8,542
Office equipment	-	22,893
Motor vehicles	-	26,271
	-	57,706
Less: accumulated depreciation	-	(41,445)
	$-	$16,261

Depreciation expense included in the general and administrative expenses for the six months ended June 30, 2019 and 2018 were $422 and $1,442 respectively.

The net carrying amount of $10,597 as at January 31, 2019 is included in Disposal Group held for sale in Note 3.

NOTE 6. INTANGIBLE ASSETS

Intangible assets, net comprise the following:

	June 30, 2019	December 31, 2018
At cost
Trademark	$1,536	$1,532
Computer software	-	20,027
	1,536	21,559
Less: accumulated depreciation	-	(11,349)
	$1,536	$10,210

Amortization expense included in the general and administrative expenses for the six months ended June 30, 2019 and 2018 were $340 and $2,163 respectively..

The net carrying amount of $8,571 as at January 31, 2019 is included in Disposal Group held for sale in Note 3.

NOTE 7. ACCOUNT PAYABLES

Account payables were comprised of the following:

	June 30, 2019	December 31, 2018

Trade payables	$-	$852,575

The total account payables of $869,740 as at January 31, 2019 is included in Disposal Group held for sale in Note 3.

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. OTHER RECEIVABLES

Other receivables were comprised of the following:

	June 30, 2019	December 31, 2018

Disbursement and advances to employees	$-	$1,002
Research development project deposit *	14,763	16,466
Deposit paid	$5,300	$45,020
	$20,063	$62,488

*Research development project deposit from the acquisition of Nice Great International Limited, the project is still under process and the Company’s management considered to value the deposit at cost.

The total other receivables of $52,043 as at January 31, 2019 is included in Disposal Group held for sale in Note 3.

NOTE 9. OTHER PAYABLES

Other payables were comprised of the following:

	June 30, 2019	December 31, 2018

Loan advances from unrelated parties	$-	$211,076
Deposit received	-	8,724
Sundries	11,552	35,625
	$11,552	$255,435

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

A reconciliation of the provision for income taxes with amount determined by applying the statutory Federal income tax rate of 34% to income before income taxes is as follow:

	June 30, 2019	December 31, 2018
Profit (Loss) before income tax	$(4,500)	$(40,486)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable income	$(4,500)	$(40,486)
Federal Income Tax rate	34%	34%
Current tax credit	$1,530	$13,765
Less: Valuation allowance	(1,530)	(13,765)
Income tax expenses	$-	$-

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. INCOME TAXES (CONTINUED)

A reconciliation of the provision for income taxes with amounts determined by applying the Hong Kong profit rate of 16.5% to income before income taxes is as follows:

	June 30, 2019	December 31, 2018
Profit (Loss) before income tax	$(24,331)	$(33,258)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable income	$(24,331)	$(33,258)
Hong Kong Profit Tax rate	16.5%	16.5%
Current tax credit	$4,015	$5,488
Less: Valuation allowance	(4,015)	(5,488)
Income tax expenses	$-	$-

NOTE 11. COMMITMENTS AND CONTINGENCIES

The Company has operating lease agreements for office premises, which expiring through June 30, 2019. Future minimum rental payments under agreements classified as operating leases with non-cancellable terms for the next one year and thereafter as follows:

Period ending March 31,	2019	2018

2019 and thereafter	-	21,671
	$-	$21,671

Rental expense paid for the six months ended June 30, 2019 and 2018 were $5,112 and $21,671 respectively.

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

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. NET INCOME (LOSS) PER SHARE

A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share (“EPS”) is provided as follows:

	June 30, 2019	June 30, 2018
Numerator
Net (loss)/income	$331,879	$(266,635)

Denominator
Weighted average shares – Basic EPS	27,685,698	13,708,626
Weighted average shares – Diluted EPS	27,685,698	13,708,626

Net income (loss) per share – Basic and Diluted
EPS - basic and diluted	$0.0120	$(0.020)

NOTE 14. RELATED PARTY TRANSACTIONS

Related party transactions comprised of loans from related parties and from director by director current account. As of June 30, 2019 and December 31, 2018, the loans from related parties were $554,287 and $783,191. All of these loans were provided for the Company’s working capital, did not have collateral, bear no interest and repayable on demand.

Detailed loans from related parties are listed as below:

	June 30, 2019	December 31, 2018

Cheung, Kuen Harry (a)	$304,599	$484,943
Cheung, Hang Dennis (b)	-	47,982
Yugosu International Limited (c)	249,688	250,266

Total loans from related parties	$554,287	$783,191

(a)	Major shareholders of Amax Deluxe Ltd (major shareholder of Sleepaid Holding Co.)
(b)	Close family member of Cheung Kuen, Harry.
(c)	With common shareholder Cheung Kuen, Harry

The total related party transactions of $173,178 as at January 31, 2019 is included in Disposal Group held for sale in Note 3.

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. GOING CONCERN

As of June 30, 2019, the Company has accumulated deficits of $597,603, and its current liabilities exceed its current assets resulting in negative working capital of $599,193. In view of the matters described above, recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company’s ability to raise additional financing and to succeed in its future operations. The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Overview

Our principle line of business is developing, producing and selling our mattress, pillow, and bedding products. In the three months ended June 30, 2019, the retail industry in China had not yet recovered and competition was furious. Traditional retail share has been eaten by E-commerce platform trading and O2O business. We are continuous in restructuring and modifying our business by rearrangement of our marketing resources to our brand and widen our products range and sourcing for new health enhancement products, and also involving more trading via the E-Commerce channel.

Adapting to the current market situation, our company changed the sales strategy, doing more promotion and kicked started to our O2O marketing channel, so that we can still control the decline of our sales volume. In the three months ended June 30, 2019, our total revenue was $141,172. Of this total revenue, the revenue generated by our self-managed store was $139,070, the revenue generated by the franchised stores totaled $Nil, and the revenue generated by direct sales was totaled $2,102. Our revenues by brand for the three months ended June 30, 2019 were as follows: Revenue of SleepAid was $141,172, and BEMCO was $4Nil.

Result of the Three months ended June 30, 2019 and 2018

Net Revenue

In the three months ended June 30, 2019, our revenue was $Nil, compared to $414,685 the same period in 2018. In six months ended, the revenue decreased by 100% from the same period in 2018. The revenue generated by our self-managed store was $Nil, and by direct sales was totaled $Nil. Our revenues by brand for the three months ended June 30, 2019 were as follows: Revenue of SleepAid was $Nil, and BEMCO was $Nil. The change in revenue was result of the disposition of the Company’s operating subsidiaries.

Cost of Sales

In the three months ended June 30, 2019, the cost was $Nil compared to the same period in 2018 decreased 100% from $291,376. The change in cost of sales was result of the disposition of the Company’s operating subsidiaries.

Selling expense

In the three months ended June 30, 2019 and 2018, the selling expense was $Nil and $61,052 respectively. The decrease of 100% which was resulted of the disposition of the Company’s operating subsidiaries.

General and administrative expense

General and administrative expense for the three months ended June 30, 2019 was $5,029 compared to the same period in 2018 decreased 97% from $168,261, the decrease was attributed to the disposition of the Company’s operating subsidiaries.

Income Tax

During the three months ended June 30, 2019 and 2018, the company incurred no tax and its subsidiary has paid $Nil and $Nil tax respectively as a foreign corporation.

Net Income

The Company recorded a net loss of $4,618 for the three months ended June 30, 2019 compared to the net loss of $108,307 for the same period in 2018. The profit increased $103,689 or by 95.7%, resulted of the same reason for gain on disposition of the Company’s operating subsidiaries with negative value.

Interest expenses

In the three months ended June 30, 2019 and 2018, the interest expenses was $Nil and $Nil respectively.

Result of the Six months ended June 30, 2019 and 2018

Net Revenue

In the six months ended June 30, 2019, our revenue was $141,172, compared to $815,694 the same period in 2018. In six months ended, the revenue decreased by 82.7% from the same period in 2018. The revenue generated by our self-managed store was $139,070, and by direct sales was totaled $2,102. Our revenues by brand for the three months ended June 30, 2019 were as follows: Revenue of SleepAid was $141,172, and BEMCO was $Nil.

The change in revenue was result of the disposition of the Company’s operating subsidiaries.

Cost of Sales

In the six months ended June 30, 2019, the cost was $98,122 compared to the same period in 2018 decreased 84.4% from $629,844. The change in cost of sales was result of the disposition of the Company’s operating subsidiaries.

Selling expense

In the six months ended June 30, 2019 and 2018, the selling expense was $15,953 and $174,598 respectively. The decrease of 90.9% which was resulted of the disposition of the Company’s operating subsidiaries.

General and administrative expense

General and administrative expense for the six months ended June 30, 2019 was $58,816 compared to the same period in 2018 decreased 78.3% from $271,400, the decrease was attributed to the disposition of the Company’s operating subsidiaries.

Income Tax

During the six months ended June 30, 2019 and 2018, the company incurred no tax and its subsidiary has paid $Nil and $Nil tax respectively as a foreign corporation.

Net Income

The Company recorded a net profit of $331,879 for the six months ended June 30, 2019 compared to the net loss of $266,635 for the same period in 2018. The profit increased $598,514 or by 244.4%, resulted of the same reason for gain on disposition of the Company’s operating subsidiaries with negative value.

Interest expenses

In the six months ended June 30, 2019 and 2018, the interest expenses was $Nil and $Nil respectively.

Liquidity and Capital Resources

The Company’s liquidity and capital is dependent on the company continuing to increase its revenues and the capital it can raise to continue the Company’s development and expansion of its product lines. The Company estimates that its current and available capital resources are sufficient to fund its planned operations through the third quarter of 2019.

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

Working capital

At June 30, 2019, the Company had negative working capital of ($599,193) with current assets of $67,153 and current liabilities of $666,346. The current assets consisted cash and cash equivalents of $47,090, and other receivables of $20,063. The current liabilities of the Company as at June 30, 2019 were composed of accrued expenses of $1100,507, loans from related parties of $554,287, and other payable of $11,552. The change in the working capital deficit was mainly due to the disposition of the Company’s operating subsidiaries with negative value of $367,264 as at January 31, 2019 for consideration of RMB10,000.

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

Operating activities

Net cash used by operating activities during the six months period ended June 30, 2019, was $35,442 compared to net cash used by operation of $107,646 for the same period in 2018. This represents an increase of $72,204.

During the six months period ended June 30, 2019, the cash used for operating activities of $35,442 was mainly resulted of cash used by net profit of 331,879, increased accrued liabilities of $4,481 while offset against cash provided by decreased other receivable of $5,300.

During the six months period ended June 30, 2018, the cash used for operating activities of $107,646 was mainly resulted of cash used by net loss of $266,635, decreased inventories of $16,654, and increased other receivables of $9,725 while offset against cash provided by increased prepaid expenses of $8,599, increased accounts payables of $4109,537, increased advances from customers of $24,751, and increased accrued liabilities of $22,906.

Investing Activities

Net cash provided by investing activities was $1,457 for the six months period ended June 30, 2019 as compared to the cash used by investing activities of $441 for the same period in 2018. Net cash provided in investing activities increased was the result of the proceeds from sale of subsidiaries in this quarter.

Financing Activities:

Net cash provided by financing activities was $70,338 for the six months period ended June 30, 2019 compared to net cash provided of $51,547 for the same period in 2018. This change was primarily comprised of the increase in proceeds from issuance of common stock of $65,000 in the first quarter of 2019.

As of June 30, 2019, the Company had total assets of $68,743 and total liabilities of $666,346. Stockholder’s equity as of June 30, 2019 was negative $597,603 compared to a negative equity of $1,059,850 at December 31, 2018.

Off-Balance Sheet Arrangements and Contractual Obligations

As at June 30, 2019 and December 31, 2018, our material off-balance sheet arrangements are operating lease obligations. We excluded these items from the balance sheet in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Operating lease commitments consist principally of leases for our office and warehouse. These leases frequently include options which permit us to extend the terms beyond the initial fixed lease term. With respect to most of those leases, we intend to renegotiate those leases as they expire.

ITEM 3: QUANTITATIVE AND QUALITAIVE DISCLOSURE ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4: CONTROLS AND PROCEDURES

Under the supervision and the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation as of June 30, 2019 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2019. Such conclusion reflects the identification of material weakness as follows: (1) lack of accounting proficiency of our chief financial officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (3) lack of control procedures that include multiple levels of review. Until we are able to remedy these material weaknesses, we have engaged third party consultants and accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

