Form 10-Q/A
period 2019-03-31
Sleepaid Holding Co.
filed 2019-10-02
CIK 1643319

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

SLEEPAID HOLDING CO.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Quarterly Report on Form 10-Q of Sleepaid Holding Co. (the “Company”) for the fiscal quarter ended March 31, 2019 originally filed with the Securities and Exchange Commission (the “SEC”) on September 30, 2019 (the “Original Filing”), is being filed to furnish the Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T. The only other changes are to correct typographical errors in Notes 13 and 15 of the Footnotes to the Financial Statements. No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

Except for the foregoing, this Amendment does not alter or update any other information contained in the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that have occurred as of a date subsequent to the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing, and the Company’s filings made with the SEC subsequent to the filing of the Original Filing.

PART I. FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENT

SLEEPAID HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Notes	March 31, 2019	December 31, 2018
ASSETS		(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents		$51,935	$57,363
Trade receivable, net of allowance for doubtful accounts of $Nil for March 31, 2019 and $182,742 for Dec 31, 2018		-	59,943
Inventories, net		-	874,528
Advances to suppliers		-	87,040
Other receivables	7	19,988	62,488
Total current assets		71,923	1,141,362
Non-current assets:
Property, plant and equipment, net	4	54	10,786
Intangible assets	5	1,529	10,210
Total non-current assets		1,583	20,996
TOTAL ASSETS		$73,506	$1,162,358

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	6	$-	$852,575
Accrued expense		100,410	217,832
Advances from customer		-	89,816
Loans from related parties	13	548,950	783,191
Tax payables		-	20,842
Other payables	8	11,494	255,435
Accrued salaries		-	2,517
Total current liabilities		660,854	2,222,208
TOTAL LIABILITIES		$660,854	$2,222,208

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 authorized; none issued and outstanding		-	-
Common stock, $0.001 par value, 65,000,000 authorized; 34,213,322 and 13,713,322 shares issued and outstanding, at March 31, 2019 and December 31, 2018 respectively		34,213	13,713
Additional paid-in capital		241,051	175,833
Accumulated other comprehensive (loss) income		(194,628)	(173,910)
(Accumulated loss)/ retained earnings		(667,984)	(1,079,936)
TOTAL STOCKHOLDERS’ EQUITY		(587,348)	(1,064,300)
Attributable to non-controlling interests		-	4,450
Attributable to the group		(587,348)	(1,059,850)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$73,506	$1,162,358

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

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. NET INCOME (LOSS) PER SHARE

A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share (“EPS”) is provided as follows:

	March 31, 2019	March 31, 2018
Numerator
Net (loss)/income	$336,497	$(158,328)

Denominator
Weighted average shares – Basic EPS	21,085,544	13,703,878
Weighted average shares – Diluted EPS	21,085,544	13,703,878

Net income (loss) per share – Basic and Diluted
EPS - basic and diluted	$0.0160	$(0.0116)

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

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. GOING CONCERN

As of March 31, 2019, the Company has accumulated negative equity of $587,348, and its current liabilities exceed its current assets resulting in negative working capital of $588,931. In view of the matters described above, recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company's ability to raise additional financing and to succeed in its future operations. The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

SLEEPAID HOLDING CO.

Date: October 1, 2019	By:	/s/ Tao Wang
Tao Wang
Chief Executive Officer
and Chief Financial Officer

