Form 10-Q/A
period 2019-06-30
Sleepaid Holding Co.
filed 2019-10-02
CIK 1643319

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

SLEEPAID HOLDING CO.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Quarterly Report on Form 10-Q of Sleepaid Holding Co. (the “Company”) for the fiscal quarter ended June 30, 2019 originally filed with the Securities and Exchange Commission (the “SEC”) on September 30, 2019 (the “Original Filing”), is being filed to furnish the Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T. The only other change is to correct a typographical error in Note 15 of the Footnotes to the Financial Statements. No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

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

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. GOING CONCERN

As of June 30, 2019, the Company has accumulated negative equity of $597,603, and its current liabilities exceed its current assets resulting in negative working capital of $599,193. In view of the matters described above, recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company’s ability to raise additional financing and to succeed in its future operations. The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

