Form 10-Q
period 2019-09-30
Sleepaid Holding Co.
filed 2019-11-19
CIK 1643319

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 18, 2019 there was no market for the Common Stock.

The number of shares of Registrant’s Common Stock outstanding as of November 19, 2019 was 34,213,322.

SLEEPAID HOLDING CO.

PART I. FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENT

SLEEPAID HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Notes	September 30, 2019	December 31, 2018
		(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents		$17,656	$57,363
Trade receivable, net of allowance for doubtful accounts		-	59,943
of $Nil for September 30, 2019 and $182,742 for Dec 31, 2018
Inventories, net		-	874,528
Advances to suppliers		-	87,040
Other receivables	7	20,007	62,488
Total current assets		37,663	1,141,362
Non-current assets:
Property, plant and equipment, net	4	55	10,786
Intangible assets	5	1,531	10,210
Total non-current assets		1,586	20,996
TOTAL ASSETS		$39,249	$1,162,358
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	6	$-	$852,575
Accrued expense		100,435	217,832
Advances from customer		-	89,816
Loans from related parties	13	550,663	783,191
Tax payables		-	20,842
Other payables	8	11,511	255,435
Accrued salaries		-	2,517
Total current liabilities		662,609	2,222,208
TOTAL LIABILITIES		$662,609	$2,222,208

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 authorized; none issued and outstanding		-	-
Common stock, $0.001 par value, 65,000,000 authorized; 34,213,322 and 13,713,322 shares issued and outstanding, at September 30, 2019 and December 31, 2018 respectively		34,213	13,713
Additional paid-in capital		241,051	175,833
Accumulated other comprehensive (loss) income		(194,628)	(173,910)
(Accumulated loss)/ retained earnings		(703,996)	(1,079,936)
TOTAL STOCKHOLDERS’ EQUITY		(623,360)	(1,064,300)
Attributable to non-controlling interests		-	4,450
Attributable to the group		(623,360)	(1,059,850)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$39,249	$1,162,358

See accompanying notes to unaudited consolidated financial statements

SLEEPAID HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

		(Unaudited)
		Three Months Ended September 30,
	Notes	2019	2018

Net revenue		$-	$327,577
Cost of sales		-	(241,939)
Gross profit		-	85,638

Operating expenses:
Selling expenses		-	61,128
General and administrative expenses		35,248	99,065
Total operating expenses		35,248	160,193
Income (Loss) from operations		(35,248)	(74,555)

Non-operating income (expense):
Interest income		3	10
Interest expenses		-	(2,780)
Other income		4,613	22,088
Other expenses		-	(104)
Gain on subsidiary group disposal		-	-
Total non-operating income (expense)		4,616	19,214

Income (Loss) before income taxes		(30,632)	(55,341)
Income taxes	9	-	-
Net income (loss)	12	(30,632)	(55,341)

Comprehensive income statement:
Net income (loss)		(30,632)	(55,341)
Foreign currency translation adjustment		-	15,306
Comprehensive Income (Loss)		$(30,632)	$(40,035)

Basic earnings (loss) per share of common stock	12	$(0.0009)	$(0.0040)
Diluted earnings (loss) per share	12	$(0.0009)	$(0.0040)
Weighted average shares used in calculating loss per common stock – basic		34,213,322	13,713,322
Weighted average shares used in calculating loss per common stock – diluted		34,213,322	13,713,322

See accompanying notes to unaudited consolidated financial statements

SLEEPAID HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

		(Unaudited)
		Nine Months Ended September 30,
	Notes	2019	2018

Net revenue		$141,172	$1,143,271
Cost of sales		(98,122)	(871,783)
Gross profit		43,050	271,488

Operating expenses:
Selling expenses		15,953	235,726
General and administrative expenses		94,064	370,465
Total operating expenses		110,017	606,191
Income (Loss) from operations		(66,967)	(334,703)

Non-operating income (expense):
Interest income		11	45
Interest expenses		-	(8,868)
Other income		1,171	22,106
Other expenses		(232)	(556)
Gain on subsidiary group disposal		367,264	-
Total non-operating income (expense)		368,214	12,727

Income (Loss) before income taxes		301,247	(321,976)
Income taxes	9	-	-
Net income (loss)	12	301,247	(321,976)

Comprehensive income statement:
Net income (loss)		301,247	(321,976)
Foreign currency translation adjustment		-	28,312
Comprehensive Income (Loss)		$301,247	$(293,664)

Basic earnings (loss) per share of common stock	12	$0.0101	$(0.0235)
Diluted earnings (loss) per share	12	$0.0101	$(0.0235)
Weighted average shares used in calculating loss per common stock – basic		29,885,483	13,710,208
Weighted average shares used in calculating loss per common stock – diluted		29,885,483	13,710,208

See accompanying notes to unaudited consolidated financial statements

SLEEPAID HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

		(Unaudited)
		Nine Months Ended September 30,
	Notes	2019	2018
Cash flows provided by (used for) operating activities:
Net income (loss)	12	$301,247	$(321,976)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and Amortization		762	7,565
Consultancy fee		-	9,972
Changes in assets and liabilities:
Trade receivable		-	21,465
Inventories		-	(36,253)
Advances to suppliers		-	(19,051)
Other receivables		(5,300)	(9,116)
Prepaid expenses		-	18,667
Restricted cash		-	(4,043)
Accounts payable		-	200,394
Other payables		-	13,550
Advances from customer		-	15,034
Tax payables		-	(254)
Accrued liabilities		4,481	53,640
Gain on disposal		(367,264)	-
Net cash provided by (used for) operating activities		(66,074)	(50,406)
Cash flows provided by (used for) investing activities:
Purchases of property, plant and equipment		-	(431)
Proceeds from sale of subsidiaries		1,457	-
Net cash provided by (used for) investing activities		1,457	(431)
Cash flows provided by (used for) financing activities:
Loans from related parties		11,374	14,659
Issuance of common stock		65,000	6,983
Net cash provided by (used for) financing activities		76,374	21,642

Net increase (decrease) in cash		11,757	(29,195)
Effect of foreign currency translation		1,136	(1,804)
Cash – beginning of period		4,763	67,321
Cash – end of period		$17,656	$36,322
Supplemental disclosures of cash flow information:
Interest paid		$-	$(8,868)
Issuance of 500,000 shares of common stock at $0.01 par value		5,000	-
Issuance of 20,000,000 shares of common stock at $0.03 par value		60,000	-
Issuance of 50,000 shares of common stock at $0.4 par value for acquisition of Nice Great International Ltd		$-	$20,000

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

Yuewin Trading Ltd (“Yuewin”), the wholly owned subsidiary of Sleepaid Household, was incorporated under the laws of the PRC as a limited company on March 24, 2008. On September 30, 2018, 1% shareholding of Yuewin was disposed to an independent third party. On January 31, 2019, the Company, through Yugosu, disposed all the remaining shareholding of Yuewin. After the disposal, the Company no longer held any shareholding of Yuewin.

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

The exchange rates used to translate amounts in HK$ and RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

For the three months and year ended, (Average Rate)	Sept. 30, 2019		Dec 31, 2018		Sept. 30, 2018
Chinese Renminbi (RMB)	RMB	6.78630	RMB	6.61633	RMB	6.51528
United States dollar ($)		$1.00000		$1.00000		$1.00000

As of (Closing Rate)	Sept. 30, 2019		Dec 31, 2018		Sept. 30, 2018
Chinese Renminbi (RMB)	RMB	6.69580	RMB	6.87755	RMB	6.86832
United States dollar ($)		$1.00000		$1.00000		$1.00000

For the three months and year ended, (Average Rate)	Sept. 30, 2019		Dec 31, 2018		Sept. 30, 2018
Hong Kong (HKD)	HKD	7.83797	HKD	7.83749	HKD	7.84023
United States dollar ($)		$1.0000		$1.00000		$1.00000

As of (Closing Rate)	Sept. 30, 2019		Dec 31, 2018		Sept. 30, 2018
Hong Kong (HKD)	HKD	7.83958	HKD	7.83170	HKD	7.82866
United States dollar ($)		$1.0000		$1.00000		$1.00000

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

• Issue 6: Transition Guidance for Equity Securities without a Readily Determinable Fair Value The amendment clarifies that the prospective transition approach for equity securities without a readily determinable fair value in the amendments in ASU No. 2016-01 is meant only for instances in which the measurement alternative is applied. An insurance entity subject to the guidance in Topic 944, Financial Services— Insurance, should apply a prospective transition method when applying the amendments related to equity securities without readily determinable fair values. An insurance entity should apply the selected prospective transition method consistently to the entity’s entire population of equity securities for which the measurement alternative is elected.

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

FASB Releases ASU No. 2018-09. The FASB has released Accounting Standards Update (ASU) No. 2018-09, Codification Improvements. ASU 2018-09 affects a wide variety of Topics in the Codification including:

•	Amendments to Subtopic 220-10, Income Statement— Reporting Comprehensive Income—Overall. The guidance in paragraph 220-10-45-10B(b) states that taxes not payable in cash are required to be reported as a direct adjustment to paid-in capital. This requirement conflicts with other guidance in Topic 740,Income Taxes, Subtopic 805-740,Business Combinations—Income Taxes, and Subtopic 852-740,Reorganizations—Income Taxes, which generally states that income taxes and adjustments to those accounts upon a business combination or a bankruptcy that is eligible for fresh-start reporting must be recognized in income. ASU No. 2018-09 clarifies the guidance in paragraph 220-10-45-10B by removing the generic phrase taxes not payable in cash and adding guidance that is specific to certain quasi-reorganizations.

•	Amendments to Subtopic 470-50,Debt—Modifications and Extinguishments. The guidance in paragraph 470-50-40-2 requires that the difference between the reacquisition price of debt and the net carrying amount of extinguished debt be recognized in income in the period of extinguishment. The guidance in that paragraph was not amended by FASB Statement No. 155, Accounting for Certain Hybrid Financial Instruments, or FASB Statement No. 159,The Fair Value Option for Financial Assets and Financial Liabilities; therefore, it does not specifically address extinguishments of debt when the fair value option is elected. ASU No. 2018-09 clarifies that:

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(k)	Recently issued accounting guidance (continued)

1. When the fair value option has been elected on debt that is extinguished, the net carrying amount of the extinguished debt equals its fair value at the reacquisition date, and

2. Related gains or losses in other comprehensive income must be included in net income upon extinguishment of the debt.

•	Amendments to Subtopic 480-10, Distinguishing Liabilities from Equity—Overall. The guidance in paragraph 480-10-25-15 prohibits the combination of freestanding financial instruments within the scope of Subtopic 480-10 with noncontrolling interest, unless the combination is required by Topic 815, Derivatives and Hedging. The example in paragraphs 480-10-55-55 and 480-10-55-59 conflicts with that guidance by stating that freestanding option contracts with the terms in Derivative 2 should be accounted for on a combined basis with the noncontrolling interest. The source of the example in paragraph 480-10-55-59 is from EITF Issue No. 00-4, “Majority Owner’s Accounting for a Transaction in the Shares of a Consolidated Subsidiary and a Derivative Indexed to the Noncontrolling Interest in That Subsidiary.” Issue 00-4 was nullified by FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, but a conforming amendment to the example in paragraph 480-10-55-59 was not made to align it with the guidance in Statement 150. The amendment in this Update conforms the guidance in paragraphs 480-10-55-55 and 480-10-55-59 with the guidance in Statement 150.

•	Amendments to Subtopic 718-740, Compensation—Stock Compensation—Income Taxes.The guidance in paragraph 718-740-35-2, as amended, is unclear on whether an entity should recognize excess tax benefits (or tax deficiencies) for compensation expense that is taken on the entity’s tax return. The amendment to paragraph 718-740-35-2 in ASU No. 2018-09 clarifies that an entity should recognize excess tax benefits (that is, the difference in tax benefits between the deduction for tax purposes and the compensation cost recognized for financial statement reporting) in the period when the tax deduction for compensation expense is taken on the entity’s tax return. This includes deductions that are taken on the entity’s return in a different period from when the event that gives rise to the tax deduction occurs and the uncertainty about whether (1) the entity will receive a tax deduction and (2) the amount of the tax deduction is resolved.

•	Amendments to Subtopic 805-740, Business Combinations— Income Taxes. The amendments to paragraph 805-740-25-13 removes a list of three methods for allocating the consolidated tax provision to an acquired entity after acquisition that is inconsistent with guidance in Topic 740. The three methods for tax allocation described in paragraph 805-740-25-13 do not follow the broad principles of being systematic, rational, and consistent with Topic 740. The amendment removes the allocation methods in paragraph 805-740-25-13 and conforms the guidance in Subtopic 805-740 with the guidance in Topic 740.

•	Amendments to Subtopic 815-10, Derivatives and Hedging— Overall. The amendment to paragraphs 815-10-45-4 and 815-10-45-5 in ASU No. 2018-09 clarifies the circumstances in which derivatives may be offset. Under certain specific conditions, derivatives may be offset if three of the four criteria in paragraph 210-20-45-1 are met. One of the criteria—the intent to set off—is not required to offset derivative assets and liabilities for certain amounts arising from derivative instruments recognized at fair value and executed with the same counterparty under a master netting agreement.

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(k)	Recently issued accounting guidance (continued)

•	Amendments to Subtopic 820-10,Fair Value Measurement— Overall. The amendments to paragraph 820-10-35-16D in ASU No. 2018-09 clarify the Board’s decisions about the measurement of the fair value of a liability or instrument classified in a reporting entity’s shareholder’s equity from the perspective of a market participant that holds an identical item as an asset at the measurement date. A technical inquiry questioned how transfer restrictions embedded in an asset should affect the fair value of the corresponding liability or equity instrument from the perspective of the issuer. The amendments correct the wording of paragraph 820-10-35-16D to clarify how an entity should account for those restrictions. The amendments are not intended to substantively change the application of GAAP. However, it is possible that the amendments may result in a change to existing practice for some entities.

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

•	Amendments to Subtopic 940-405, Financial Services—Brokers and Dealers—Liabilities. Paragraph 940-405-55-1 contains incomplete guidance about offsetting on the balance sheet. The current guidance focuses only on explicit settlement dates as a determining criterion for offsetting when, in fact, an entity should consider all the requirements in Section 210-20-45, Balance Sheet—Offsetting—Other Presentation Matters, to determine whether a right of offset exists. There is similar guidance in paragraph 942-210-45-3. Paragraphs 940-405-55-1 and 942-210-45- 3 originated from two different AICPA Audit and Accounting Guides and paraphrase the guidance in Subtopic 210-20, albeit each slightly differently. The Board decided to amend both paragraphs so that the industry Topic guidance refers to the complete guidance for offsetting.

•	Amendments to Subtopic 962-325, Plan Accounting—Defined Contribution Pension Plans—Investments—Other. The amendment to Subtopic 962-325 removes the stable value common collective trust fund from the illustrative example in paragraph 962-325-55-17 to avoid the interpretation that such an investment would never have a readily determinable fair value and, therefore, would always use the net asset value per share practical expedient. Rather, a plan should evaluate whether a readily determinable fair value exists to determine whether those investments may qualify for the practical expedient to measure at net asset value in accordance with Topic 820.

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

Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectability of outstanding accounts receivable. The Company evaluates the credit risk of its customers utilizing historical data and estimates of future performance. Bad debts are written off as incurred. During the reporting years, there were bad debts of $Nil.

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

The Company did not have a lease that met the criteria of a capital lease. Leases that do not qualify as a capital lease are classified as an operating lease. Operating lease rental expenses included in selling, general and administrative expenses for the nine months ended September 30, 2019 and 2018 were $5,112 and $31,771, respectively

(q)	Selling expenses

Selling expenses include store-related expense, other than store occupancy costs, as well as advertising, depreciation and amortization, and certain expenses associated with operating the Company’s corporate headquarters.

(r)	Advertising costs

The Company expensed all advertising costs as incurred. Advertising expenses, net of reimbursement from suppliers, amounted to $Nil and $11,329 for the nine months ended September 30, 2019 and 2018 respectively. Advertising expense is included in selling expense in the accompanying consolidated statements of income.

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

The total amounts for such employee benefits which were expensed were $2,233 and $20,120 for the nine months ended September 30, 2019 and 2018, respectively.

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

SLEEPAID HOLDING CO.AND SUBSIDIARIES

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

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially expose the company to concentrations of credit risk, consists of cash and accounts receivable as of September 30, 2019 and December 31, 2018. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure sound collections and minimize credit losses exposure.

As of September 30, 2019 and December 31, 2018, the Company’s bank deposits conducted with banks in the PRC where there is currently no rule or regulation mandated on obligatory insurance of bank accounts.

For the nine months ended September 30, 2019 and year ended December 31, 2018, all of the Company’s sales were generated from the PRC.

The maximum amount of loss exposure due to credit risk that the Company would bear if the counter parties of the financial instruments failed to perform represents the carrying amount of each financial asset on the balance sheet.

Normally, the Company does not require collateral from customers or debtors.

Accounts Receivable：

Customer	As at September 30, 2019		As at December 31, 2018
A	$37,076	26%	$412,514	24%
B	26,361	19-%	177,077	10%
C	15,679	11%	174,776	10%
D	13,263	9%	147,882	8%
Total	$92,379	65%	$912,249	52%

The total account receivables of $77,394 as at January 31, 2019 is included in Disposal Group held for sale in Note 3.

Accounts Payable：

Supplier	As at September 30, 2019		As at December 31, 2018
A	$51,071	44%	$318,397	29%
B	26,582	23%	208,741	19%
C	14,481	12%	148,553	13%
D	11,173	10%	104,578	9%
E	7,473	6%	92,004	8%
Total	$110,780	95%	$872,273	78%

The total account payables of $869,740 as at January 31, 2019 is included in Disposal Group held for sale in Note 3.

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. PROPERTY, PLANT AND EQUIPMENT, NET

Details of property, plant and equipment are as follows:

	Sept 30, 2019	December 31, 2018
At cost
Furniture and fixtures	$-	$8,542
Office equipment	-	22,893
Motor vehicles	-	26,271
	-	57,706
Less: accumulated depreciation	-	(41,445)
	$-	$16,261

Depreciation expense included in the general and administrative expenses for the nine months ended September 30, 2019 and 2018 were $422 and $4,394 respectively.

The net carrying amount of $10,597 as at January 31, 2019 is included in Disposal Group held for sale in Note 3.

NOTE 6. INTANGIBLE ASSETS

Intangible assets, net comprise the following:

	Sept 30, 2019	December 31, 2018
At cost
Trademark	$1,531	$1,532
Computer software	-	20,027
	1,531	21,559
Less: accumulated depreciation	-	(11,349)
	$1,531	$10,210

Amortization expense included in the general and administrative expenses for the nine months ended September 30, 2019 and 2018 were $340 and $3,171 respectively..

The net carrying amount of $8,571 as at January 31, 2019 is included in Disposal Group held for sale in Note 3.

NOTE 7. ACCOUNT PAYABLES

Account payables were comprised of the following:

	Sept 30, 2019	December 31, 2018

Trade payables	$-	$852,575

The total account payables of $869,740 as at January 31, 2019 is included in Disposal Group held for sale in Note 3.

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. OTHER RECEIVABLES

Other receivables were comprised of the following:

	Sept 30, 2019	December 31, 2018

Disbursement and advances to employees	$-	$1,002
Research development project deposit *	14,707	16,466
Deposit paid	$5,300	$45,020
	$20,007	$62,488

*Research development project deposit from the acquisition of Nice Great International Limited, the project is still under process and the Company’s management considered to value the deposit at cost.

The total other receivables of $52,043 as at January 31, 2019 is included in Disposal Group held for sale in Note 3.

NOTE 9. OTHER PAYABLES

Other payables were comprised of the following:

	Sept 30, 2019	December 31, 2018

Loan advances from unrelated parties	$-	$211,076
Deposit received	-	8,724
Sundries	11,511	35,625
	$11,511	$255,435

The total other payables of $249,975 as at January 31, 2019 is included in Disposal Group held for sale in Note 3.

NOTE 10. INCOME TAXES

The Company is subject to the Federal Income tax rate of 34% and Hong Kong profits tax rate of 16.5%. No provision for income taxes in the United States and Hong Kong or elsewhere has been made as the Company had no taxable income for the quarter ended September 30, 2019 and year ended December 31, 2018.

A reconciliation of the provision for income taxes with amount determined by applying the statutory Federal income tax rate of 34% to income before income taxes is as follow:

	Sept 30, 2019	December 31, 2018
Profit (Loss) before income tax	$(4,500)	$(40,486)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable income	$(4,500)	$(40,486)
Federal Income Tax rate	34%	34%
Current tax credit	$1,530	$13,765
Less: Valuation allowance	(1,530)	(13,765)
Income tax expenses	$-	$-

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. INCOME TAXES (CONTINUED)

A reconciliation of the provision for income taxes with amounts determined by applying the Hong Kong profit rate of 16.5% to income before income taxes is as follows:

	Sept 30, 2019	December 31, 2018
Profit (Loss) before income tax	$(59,611)	$(33,258)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable income	$(59,611)	$(33,258)
Hong Kong Profit Tax rate	16.5%	16.5%
Current tax credit	$9,836	$5,488
Less: Valuation allowance	(9,836)	(5,488)
Income tax expenses	$-	$-

NOTE 11. COMMITMENTS AND CONTINGENCIES

The Company has operating lease agreements for office premises, which expiring through September 30, 2019. Future minimum rental payments under agreements classified as operating leases with non-cancellable terms for the next one year and thereafter as follows:

Period ending September 30,	2019	2018

2019 and thereafter	-	21,671
	$-	$21,671

Rental expense paid for the nine months ended September30, 2019 and 2018 were $5,112 and $31,771 respectively.

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

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. NET INCOME (LOSS) PER SHARE

A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share (“EPS”) is provided as follows:

	Sept 30, 2019	Sept 30, 2018
Numerator
Net (loss)/income	$301,247	$(321,976)

Denominator
Weighted average shares – Basic EPS	29,885,483	13,710,208
Weighted average shares – Diluted EPS	29,885,483	13,710,208

Net income (loss) per share – Basic and Diluted
EPS - basic and diluted	$0.0101	$(0.0235)

NOTE 14. RELATED PARTY TRANSACTIONS

Related party transactions comprised of loans from related parties and from director by director current account. As of September 30, 2019 and December 31, 2018, the loans from related parties were $554,287 and $783,191. All of these loans were provided for the Company’s working capital, did not have collateral, bear no interest and repayable on demand.

Detailed loans from related parties are listed as below:

	Sept 30, 2019	December 31, 2018

Cheung, Kuen Harry (a)	$294,655	$484,943
Cheung, Hang Dennis (b)	-	47,982
Yugosu International Limited (c)	250,013	250,266
Qiuli Chen(d)	5,995	-

Total loans from related parties	$550,663	$783,191

(a) Major shareholders of Amax Deluxe Ltd (major shareholder of Sleepaid Holding Co.)

(b) Close family member of Cheung Kuen, Harry.

(c) With common shareholder Cheung Kuen, Harry

(d) CEO of Sleepaid Holding Co.

The total related party transactions of $173,178 as at January 31, 2019 is included in Disposal Group held for sale in Note 3.

SLEEPAID HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. GOING CONCERN

As of September 30, 2019, the Company has accumulated negative equity of $623,360, and its current liabilities exceed its current assets resulting in negative working capital of $624,946. In view of the matters described above, recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company’s ability to raise additional financing and to succeed in its future operations. The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 16. SUBSEQUENT EVENTS

On May 9, 2019, the Company appointed Lowell Howell as a director of the Company.

On October 14, 2019, the Board of Directors accepted Mr. Wang’s resignation as Director, CEO and CFO of Sleepaid Holding Company and appointed Ms. Qiuli Chen as CEO and CFO.

On October 30, 2019, Tao Wang and Kuen Harry Cheung entered into a stock purchase agreement and sold an aggregate 2000 shares of the common stock of Amax, or 100% of the issued and outstanding shares of common stock of Amax as of such date. The purchaser of the Amax shares was Huihe Zheng, a director of the Company. With the completion of both transactions, Mr. Huihe Zheng owns aggregate 25,022,000 shares of the Company or approximately 73.14% of the issued and outstanding shares of common stock of the Company.

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

Overview

Our principle line of business is developing, producing and selling our mattress, pillow, and bedding products. In the three months ended September 30, 2019, the retail industry in China had not yet recovered and competition was furious. Traditional retail share has been eaten by E-commerce platform trading and O2O business. We are continuous in restructuring and modifying our business by rearrangement of our marketing resources to our brand and widen our products range and sourcing for new health enhancement products, and also involving more trading via the E-Commerce channel.

Adapting to the current market situation, our company changed the sales strategy, doing more promotion and kicked started to our O2O marketing channel, so that we can still control the decline of our sales volume. In the three months ended September 30, 2019, our total revenue was $141,172. Of this total revenue, the revenue generated by our self-managed store was $139,070, the revenue generated by the franchised stores totaled $Nil, and the revenue generated by direct sales was totaled $2,102. Our revenues by brand for the three months ended September 30, 2019 were as follows: Revenue of SleepAid was $141,172, and BEMCO was $Nil.

Result of the Three months ended September 30, 2019 and 2018

Net Revenue

In the three months ended September 30, 2019, our revenue was $Nil, compared to $327,577 the same period in 2018. In three months ended, the revenue decreased by 100% from the same period in 2018. The revenue generated by our self-managed store was $Nil, and by direct sales was totaled $Nil. Our revenues by brand for the three months ended September 30, 2019 were as follows: Revenue of SleepAid was $Nil, and BEMCO was $Nil. The change in revenue was result of the disposition of the Company’s operating subsidiaries.

Cost of Sales

In the three months ended September 30, 2019, the cost was $Nil compared to the same period in 2018 decreased 100% from $241,939. The change in cost of sales was result of the disposition of the Company’s operating subsidiaries.

Selling expense

In the three months ended September 30, 2019 and 2018, the selling expense was $Nil and $61,128 respectively. The decrease of 100% which was resulted of the disposition of the Company’s operating subsidiaries.

General and administrative expense

General and administrative expense for the three months ended September 30, 2019 was $35,248 compared to the same period in 2018 decreased 64.42% from $99,065, the decrease was attributed to the disposition of the Company’s operating subsidiaries.

Income Tax

During the three months ended September 30, 2019 and 2018, the company incurred no tax and its subsidiary has paid $Nil and $Nil tax respectively as a foreign corporation.

Net Income

The Company recorded a net loss of $30,632 for the three months ended September 30, 2019 compared to the net loss of $55,341 for the same period in 2018. The loss decreased $24,709 or by 44.7%, resulted of the same reason for gain on disposition of the Company’s operating subsidiaries with negative value.

Interest expenses

In the three months ended September 30, 2019 and 2018, the interest expenses was $Nil and $Nil respectively.

Result of the Nine months ended September 30, 2019 and 2018

Net Revenue

In the nine months ended September 30, 2019, our revenue was $141,172, compared to $1,143,271 the same period in 2018. In nine months ended, the revenue decreased by 827.7% from the same period in 2018. The revenue generated by our self-managed store was $139,070, and by direct sales was totaled $2,102. Our revenues by brand for the nine months ended September 30, 2019 were as follows: Revenue of SleepAid was $141,172, and BEMCO was $Nil.

The change in revenue was result of the disposition of the Company’s operating subsidiaries.

Cost of Sales

In the nine months ended September 30, 2019, the cost was $98,122 compared to the same period in 2018 decreased 88.7% from $871,783. The change in cost of sales was result of the disposition of the Company’s operating subsidiaries.

Selling expense

In the nine months ended September 30, 2019 and 2018, the selling expense was $15,953 and $235,726 respectively. The decrease of 93.2% which was resulted of the disposition of the Company’s operating subsidiaries.

General and administrative expense

General and administrative expense for the nine months ended September 30, 2019 was $94,064 compared to the same period in 2018 decreased 74.6% from $370,465, the decrease was attributed to the disposition of the Company’s operating subsidiaries.

Income Tax

During the nine months ended September, 2019 and 2018, the company incurred no tax and its subsidiary has paid $Nil and $Nil tax respectively as a foreign corporation.

Net Income

The Company recorded a net profit of $301,247 for the nine months ended September 30, 2019 compared to the net loss of $321,976 for the same period in 2018. The profit increased $623,223 or by193.6%, resulted of the same reason for gain on disposition of the Company’s operating subsidiaries with negative value.

Interest expenses

In the nine months ended Septembere 30, 2019 and 2018, the interest expenses was $Nil and $Nil respectively.

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

Working capital

At September 30, 2019, the Company had negative working capital of ($624,946) with current assets of $37,663 and current liabilities of $662,609. The current assets consisted cash and cash equivalents of $17,656, and other receivables of $20,007. The current liabilities of the Company as at September 30, 2019 were composed of accrued expenses of $100,435 loans from related parties of $550,663, and other payable of $11,511. The change in the working capital deficit was mainly due to the disposition of the Company’s operating subsidiaries with negative value of $367,264 as at January 31, 2019 for consideration of RMB10,000.

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

Operating activities

Net cash used by operating activities during the nine months period ended September 30, 2019, was $66,074 compared to net cash used by operation of $50,406 for the same period in 2018. This represents a decrease of $15,668.

During the nine months period ended September 30, 2019, the cash used for operating activities of $66,074 was mainly resulted of cash used by net profit of 301,247, increased accrued liabilities of $4,481 while offset against cash provided by decreased other receivable of $5,300.

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

Investing Activities

Net cash provided by investing activities was $1,457 for the nine months period ended September 30, 2019 as compared to the cash used by investing activities of $431 for the same period in 2018. Net cash provided in investing activities increased was the result of the proceeds from sale of subsidiaries in this quarter.

Financing Activities:

Net cash provided by financing activities was $76,374 for the nine months period ended September 30, 2019 compared to net cash provided of $21,642 for the same period in 2018. This change was primarily comprised of the increase in proceeds from issuance of common stock of $65,000 in the first quarter of 2019.

As of September 30, 2019, the Company had total assets of $39,249 and total liabilities of $662,609. Stockholder’s equity as of September 30, 2019 was negative $623,360 compared to a negative equity of $1,059,850 at December 31, 2018.

Off-Balance Sheet Arrangements and Contractual Obligations

As at September 30, 2019 and December 31, 2018, our material off-balance sheet arrangements are operating lease obligations. We excluded these items from the balance sheet in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Operating lease commitments consist principally of leases for our office and warehouse. These leases frequently include options which permit us to extend the terms beyond the initial fixed lease term. With respect to most of those leases, we intend to renegotiate those leases as they expire.

ITEM 3: QUANTITATIVE AND QUALITAIVE DISCLOSURE ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4: CONTROLS AND PROCEDURES

Under the supervision and the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation as of September 30, 2019 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2019. Such conclusion reflects the identification of material weakness as follows: (1) lack of accounting proficiency of our chief financial officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (3) lack of control procedures that include multiple levels of review. Until we are able to remedy these material weaknesses, we have engaged third party consultants and accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SLEEPAID HOLDING CO.

Date: November 19, 2019	By:	/s/ Qiuli Chen
Qiuli Chen
Chief Executive Officer

